Form 10-Q
period 1994-09-30
LINCORP HOLDINGS INC
filed 1994-11-14
CIK 202172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q
                                   ---------


 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For Quarter Ended September 30, 1994     Commission File No. 1-8249
                        ------------------                         ------


                            LINCORP HOLDINGS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                       23-2161279
           --------                                       ----------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
    Incorporation or Organization


         250 Park Avenue
        New York, New York                                   10017
        ------------------                                   -----
   (Address of Principal Executive                        (Zip Code)
    Offices)


   Registrant's Telephone Number,
   Including Area Code:                                 (212) 599-0465
                                                        --------------


         99 Park Avenue         New York,        New York         10016
- --------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


          Yes   X                     No
               ---                       ---


Indicate the number of shares outstanding or each of the issuer's classes of common stock, as of the latest practicable date.



      1,730,559 Shares of Common Stock Outstanding at November 11, 1994
      -----------------------------------------------------------------

                         Part 1.  Financial Statements



Item 1. Financial Statements

        The condensed financial statements included herein have been prepared by the registrant from the books of Lincorp Holdings, Inc. without audit (except for the Balance Sheet as of December 31, 1993), pursuant to the rules and regulations of the Securities and Exchange Commission. This information, which is subject to year-end adjustments, reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report of Form 10-K.

                            LINCORP HOLDINGS, INC.
                                BALANCE SHEETS

                             (dollars in thousands)

                                   Unaudited

                                     ASSETS
                                     ------

                                                        September 30, December 31,
                                                            1994         1993
                                                          --------     --------


Cash.............................................         $    109     $    114
Investment securities (market value of $641 and
   $811, respectively)...........................              684          821
Other assets.....................................               93          270
                                                              ----       ------
                                                              $886       $1,204
                                                              ----       ------

                    LIABILITIES  AND  STOCKHOLDERS'  DEFICIT
                    ----------------------------------------

Liabilities:
  Other borowed funds..................................  $  96,158    $ 102,301
  Net liability of discontinued operations.............     22,242       16,049
  Accrued interest payable.............................     36,164       28,161
  Taxes payable........................................      1,650        1,650
  Deferred taxes payable...............................      4,545        4,407
  Other liabilities....................................      1,609        1,716
                                                         ---------    ---------
                                                           162,368      154,284
                                                         ---------    ---------

Commitments and contingent liabilities

Stockholders' deficit:
  Common stock, $.01 par value;
    1,990,000 shares authorized;
    1,730,559 shares issued and outstanding............         17           17
  Capital contributed in excess of par or stated value.    148,434      148,434
    Accumulated deficit................................   (309,933)    (301,531)
                                                         ---------    ---------
                                                          (161,482)    (153,080)
                                                         ---------    ---------
                                                         $     886    $   1,204
                                                         ---------    ---------

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                   Unaudited

                                         Three Months           Nine Months
                                      Ended September 30,    Ended September 30,
                                      -------------------    -------------------
                                        1994       1993        1994       1993
                                      --------   --------    -------    --------

Interest on investments...........    $    16   $      5    $    41    $     24
Other income......................          2          8          6         170
                                     --------   --------    -------    --------
  Total income....................         18         13         47         194
                                     --------   --------    -------    --------

Interest on borrowed funds........      2,680      2,710      8,011       8,076
General and administrative........         44        111        213         500
                                     --------   --------    -------    --------
  Total expenses..................      2,724      2,821      8,224       8,576
                                     --------   --------    -------    --------

Loss before income taxes..........     (2,706)    (2,808)    (8,177)     (8,382)

Provision for income taxes........         75         --        225         225
                                     --------   --------    -------    --------
Net loss..........................   $ (2,781)  $ (2,808)  $ (8,402)  $  (8,607)
                                     --------   --------    -------    --------

Loss per share of Common stock
  and Common stock equivalents
  outstanding.....................   $(  1.62)  $  (1.62)  $  (4.85)  $   (4.97)
                                     --------   --------    -------    --------

Weighted average shares of Common
  stock and Common stock
  equivalents.....................      1,731      1,731      1,731       1,731
                                     --------   --------    -------    --------

Dividends per Common share........   $     --   $     --    $    --    $     --
                                     --------   --------    -------    --------

   The accompanying notes are an integral part of these financial statments.

                             LINCORP HOLDINGS, INC.
                           STATEMENTS OF CASH FLOWS

                                (in  thousands)

                                   Unaudited


                                     Three Months            Nine Months
                                  Ended September 30,     Ended September 30,
                                ----------------------  ----------------------
                                   1994        1993        1994        1993
                                ----------  ----------  ----------  ----------

OPERATING ACTIVITIES
Net loss...................     $   (2,781) $   (2,808) $   (8,402) $   (8,607)
Adjustments to reconcile
 net loss to net
  cash provided by (used in)
  operating activities:
   Decrease in other assets            182           7         177          49
   Increase (decrease) in
    other liabilities                  (77)          1        (107)       (190)
   Increase in deferred
    income taxes                        --         (39)        138         102
   Increase in interest
    payable                          2,680         891       8,003       6,276
   Change in net liability of
    discontinued operations          6,143          48       6,193         590
                                   -------     -------     -------     -------
Cash provided by (used in)
 operating activities......          6,147      (1,900)      6,002      (1,780)
                                   -------     -------     -------     -------

INVESTING ACTIVITIES
Proceeds from sale of
 investment securities.....             --          --         137          --
Investment activities of
 discontinued operations...             --       1,866          --       1,877
                                   -------     -------     -------     -------
Cash provided by investing
 activities................             --       1,866         137       1,877
                                   -------     -------     -------     -------

FINANCING ACTIVITIES
Repayment of borrowed funds         (6,143)         --      (6,143)     (1,000)
Financing activities of
 discontinued operations...             --          82          --         (65)
                                   -------     -------     -------     -------
Cash provided by (used in)
 financing activities......         (6,143)         82      (6,143)     (1,065)
                                   -------     -------     -------     -------

Net increase (decrease) in
 cash......................              4          48          (4)       (968)
Cash, beginning of period..            105         992         113       2,008
                                   -------     -------     -------     -------
Cash, end of period........        $   109     $ 1,040     $   109     $ 1,040
                                   -------     -------     -------     -------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid during the
 period for:
   Interest................        $    --     $    --     $    --     $    --
                                   -------     -------     -------     -------
   Income taxes............        $    --     $    39     $    12     $   123
                                   -------     -------     -------     -------

   The accompanying notes are an integral part of these financial statements.

                            LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 - DIVESTITURE OF THE LINCOLN SAVINGS BANK, FSB
- -----------------------------------------------------

As previously reported, The Lincoln Savings Bank, FSB ("Lincoln" or the "Bank") was the primary asset of Lincorp Holdings, Inc. ("LHI" or the "Company") and on January 20, 1993, in connection with the transaction described below, the Company relinquished control of the Bank by placing the common stock of Lincoln (the "Lincoln Shares") into a trust for eventual sale, and by filing a divestiture notice with the Office of Thrift Supervision ("OTS").

On March 4, 1994, Lincoln entered into a definitive agreement (the "Acquisition Agreement") with Anchor Savings Bank, FSB ("Anchor") whereby Anchor would acquire all of the assets in the Trust, including outstanding preferred and common stock of Lincoln and the Senior Secured Note, for $80.0 million in cash. The transaction was subject to, among other things, regulatory approval of the OTS and the Federal Deposit Insurance Corporation. Approval for the transaction was granted on July 12, 1994 and the transaction was completed on August 12, 1994. As anticipated under the Acquisition Agreement, the Company received none of the proceeds from the sale of Lincoln but two of the Company's lenders received a total of $6.1 million. This payment to the Company's lenders was recorded as a reduction to "other borrowed funds" and an increase to the "net liability of discontinued operations".

On January 20, 1993, LHI, its parent company, Unicorp Energy Corporation ("UEC"), and certain other parties entered into an agreement with the OTS pursuant to an Agreement (the Agreement) dated as of December 31,1992 relating to Lincoln. Pursuant to the Agreement (i) the Company filed a divestiture notice with the OTS which divested it of its savings and loan holding company status and all further involvement in the affairs and management of the Bank, (ii) the Company deposited the Lincoln Shares into a trust created pursuant to the terms of the Agreement, (iii) all litigation between the Company, the OTS and certain other parties was settled, and (iv) the Bank received an infusion of capital by the purchase of $15 million of convertible preferred shares and $15 million in the form of a senior secured note, which will be reduced in whole or in part, if necessary, in exchange for a second series of non-convertible preferred stock of Lincoln to meet certain specific capital requirements at any time prior to May 1, 1995.

                            LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS


The entering into of the Agreement was necessitated by, among other matters, the fact that Lincoln did not meet its capital requirements and the assertion by the OTS, that the Company and UEC had an obligation to maintain the capital of the Bank.

The Lincoln Shares previously had been pledged to the Company's lenders to secure the indebtedness of the Company, which indebtedness has been in default since August 1991. These lenders had informed the Company that the agreement with the OTS was in their best interest and represented the best means for the lenders to realize upon the value of the pledged collateral. In connection with the Agreement, the Company's lenders agreed to release their liens on the Lincoln Shares and substitute therefor an interest in the proceeds from the sale of the Bank. As part of this transaction, National Bank of Canada, the Company's primary lender ("NBC"), transferred to a subsidiary of UEC approximately $77 million in indebtedness plus accrued and unpaid interest owed to NBC by the Company. In consideration for the transfer, NBC acquired approximately 30% of the convertible preferred stock of Lincoln acquired by UEC's subsidiary, or approximately 25% of the equity of the Bank.

The debt acquired from NBC by UEC's subsidiary was acquired at a cost of $4,687,500. As this UEC subsidiary is an affiliate of the Company, the amount of debt transferred which is in excess of the face amount is, for United States Federal and State income tax purposes, considered forgiveness of debt of the Company and therefore is required to be included as taxable income by the Company. The Company will not have to pay United States Federal or State taxes on this income because of its insolvency. However, tax attributes of the Company (net operating losses, carry forwards, capital losses and built-in losses) will be reduced to the extent of the forgiveness of indebtedness. Additionally, for the United States Federal tax purposes, the Company may realize a bad debt loss of approximately $85 million as well as certain as yet undetermined and unrealized potential capital losses.

As part of the transaction, UEC contributed back to the Company $10 million of preferred stock of the Company owned by it on January 20, 1993, effective December 31, 1992, plus its right to receive approximately $2 million in accrued and unpaid dividends. This preferred stock was voting stock and holders of such

                            LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS




stock were entitled to receive dividends on a cumulative basis of $900,000 per annum. This stock has been retired by the Company.

In connection with the transaction, the OTS issued various orders which, in the case of the Company and certain other parties, ordered such parties to comply with the Agreement.

As a result of the transactions, the Company deconsolidated the operations of the Bank from its operations for the year ended December 31, 1992.

The Company continues to meet with its lenders to discuss its future prospects. The Company hopes that its lenders will continue to forbear from exercising their remedies so that the Company may seek out opportunities which, among other matters, will allow it to realize on its intangible assets and tax attributes.

NOTE 2 - LIQUIDITY AND GOING CONCERN
- ------------------------------------

At September 30, 1994, LHI had outstanding $143.3 million of indebtedness (including interest payable of $38.1 million) under its Senior, Subordinated and Junior Credit Facilities part of which is included in the net liability of discontinued operations. LHI is in payment default under each of the above mentioned credit facilities. As part of the Agreement, the Company's lenders agreed to release their liens on the Lincoln Shares and substitute therefor an interest in the proceeds from the sales of the Bank These credit facilities are secured by a security interest in all of LHI's remaining assets.

LHI's sources of funds during the nine months ended September 30, 1994 have been primarily (i) funds from sales of investment securities, and (ii) limited mortgage receivables. The assets generating the funds being utilized by LHI are part of the collateral package securing the above described credit facilities. All of the remaining assets of the Company continue to be pledged to the Company's lenders. Unless LHI's lenders are prepared to continue to defer in realizing on the pledged collateral and allow LHI to utilize the proceeds from such collateral to fund its limited ongoing operations, LHI will be unable to continue as a going concern.

                            LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 3 - LITIGATION
- -------------------

The Company, from time to time, may be a defendant in various legal proceedings other than that noted above. In the opinion of management, the final outcome of any such current proceedings will not have a material effect on the financial position of the Company.

                             LINCORP HOLDINGS, INC.
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Divestiture of the Lincoln Savings Bank, FSB
- --------------------------------------------
Liquidity and Going Concern
- ---------------------------

As previously reported, Lincoln was the primary asset of the Company and on January 20, 1993, in connection with the transaction described below which was effective as of December 31, 1992, the Company relinquished control of the Bank by placing the Lincoln shares owned by Lincorp into a trust for eventual sale, and by filing a divestiture notice with the OTS.

On March 4, 1994, Lincoln entered into a definitive agreement (the "Acquisition Agreement") with Anchor Savings Bank, FSB ("Anchor") whereby Anchor would acquire all of the assets in the trust, including outstanding preferred and common stock of Lincoln and the senior secured note, for $80.0 million in cash. The transaction was subject to, among other things, regulatory approval of the OTS and the Federal Deposit Insurance Corporation. Approval for the transaction was granted on July 12, 1994 and the transaction was completed on August 12, 1994. As anticipated under the Acquisition Agreement, the Company received none of the proceeds from the sale of Lincoln but two of the Company's lenders received a total of $6.1 million. . This payment to the Company's lenders was recorded as a reduction to "other borrowed funds" and an increase to the "net liability of discontinued operations".

At September 30, 1994, the Company had $.9 million of assets and $162.4 million of total net liabilities. All of LHI's assets are pledged to its lenders. Unless LHI's lenders are prepared to continue to defer in realizing on the pledged collateral and allow LHI to realize the proceeds from such collateral to fund its day to day operating expenses, LHI will be unable to continue as a going concern.

The Lincoln shares had previously been pledged to the Company's lenders to secure the Bank Indebtedness of the Company, which has been in default since August 1991. These lenders had informed the Company that the agreement with the OTS was in their best interest and represented the best means for the lenders to realize upon the value of the pledged collateral. In connection with the Agreement, the Company's lenders agreed to release their liens on the Lincoln Shares and substitute therefor an interest in the proceeds from the sale of the Bank. As part of this transaction, NBC transferred to a subsidiary of UEC approximately $77 million in indebtedness plus accrued and unpaid interest owed by the Company to NBC. In consideration for the transfer, NBC acquired approximately 30% of the convertible preferred stock of Lincoln acquired by UEC's subsidiary, or approximately 25% of the equity of the Bank.

As a result of the transaction, the Company deconsolidated the operations of the Bank from its operations for the year ended December 31, 1992.

The debt acquired from NBC by UEC's subsidiary was acquired at a cost of $4,687,500. As a result of the transfer of the debt to an affiliate of the Company, the amount of debt transferred which is in excess of the face amount is, for United States Federal and State income tax purposes, considered forgiveness of indebtedness of the Company and therefore is required to be included as taxable income by the Company. The Company will not have to pay United States Federal or State taxes on this Income because of its insolvency. However, tax attributes of the Company will be reduced to the extent of the forgiveness of indebtedness. Additionally, in connection with the transfer of the Lincoln Shares, for the United States Federal tax purposes, the Company may realize a bad debt loss of approximately $85 million as well as certain as yet undetermined and unrealized potential capital losses. No benefit has been recorded for these items due to the uncertainty of realization.

With respect to the loss on disposal of real estate, no tax benefit has been recorded due to the uncertainty of realization. Accordingly, the tax benefit attributable to the loss on disposal of real estate will be recorded if and when such benefits are realized.

Under current tax law, the utilization of the Company's tax attributes and unrecorded tax benefits will be severely restricted if an ownership change were to occur. Section 382 of the Code provides, in general, that if an "ownership change" occurs with respect to a corporation with net operating capital or built-in loss carryforwards, such carryforwards will be available to offset taxable income in each taxable year after the ownership change only up to the "Section 382 limitation" for each year (generally, the product of the fair market value of the corporation's stock, at the time of the ownership change, with certain adjustments, and a specified long-term tax-exempt bond rate at such time). For these purposes, an "ownership change" occurs if over a three-year statutory testing period, there has been more than a 50 percentage point increase in the stock ownership of the corporation by "5 percent shareholders". A "5 percent shareholder" includes an owner of 5% or more of the stock of the corporation (determined after application of special ownership attribution rules) and a group (or groups) consisting of those other stockholders owning individually less than 5% of the stock of the corporation. The Company's ability to use its loss carryforwards would probably be limited in the event of an ownership change.

In May 1990, a subsidiary of the Company conveyed a property to one of its lenders, in the form of a deed in lieu of foreclosure, resulting in a tax payable to the Commonwealth of Massachusetts on such transfer. Shortly thereafter, such subsidiary was dissolved. This tax liability remains outstanding. The Company has other outstanding state audits, the outcome of which cannot be determined at this time. If these audits are not favorable resolved, the Company may not the financial resources to pay the liability.

LHI's sources of funds during the nine months ended September 30, 1994 have been primarily (i) funds from sale of investment securities; and (ii) limited mortgage receivables. The assets generating the funds being utilized by LHI are part of the collateral package securing the Company's credit facilities. Unless LHI's lenders are prepared to continue to defer in realizing on the pledged collateral and allow LHI to utilize the proceeds from such collateral to fund its day to day operating expenses, LHI will be unable to continue as a going concern. The Company expects to meet with its lenders to discuss its future prospects. The Company hopes that its lenders will continue to forbear from exercising their remedies so that the Company may seek out opportunities which, among other matters, will allow it to realize on its intangible assets and tax attributes.

LHI's right to use the funds in the collateral account will be subject to all rights and remedies of the lenders set forth in their loan agreements, including the right of set-off.


Material Change in Financial Condition Since December 31, 1993
- --------------------------------------------------------------

     On August 12, 1994 the sale of Lincoln Savings Bank was finalized and as anticipated under the Acquisition Agreement, the Company received none of the proceeds from the sale of Lincoln but two of the Company's lenders received a total of $6.1 million. . This payment to the Company's lenders was recorded as a reduction to "other borrowed funds" and an increase to the "net liability of discontinued operations".

     There were no other significant changes at September 30, 1994 as compared to December 31, 1993.

    Material changes in Results of Operations for the Three and Nine Months
    -----------------------------------------------------------------------
    Ended September 30, 1994 and 1993.
    ----------------------------------

         There were no significant changes in the results of operations for the three and nine months ended September 30, 1994 and 1993.


Part II  Other Information


Item 1.  Legal Proceedings
         ----- -----------

         For information on material developments with respect to litigation, see Note 4 - Litigation of the Notes to Financial Statements.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LINCORP HOLDINGS, INC.



Dated:  November 11, 1994              /s/ Jack R. Sauer
                                       ---------------------------
                                           Jack R. Sauer
                                           Chief Financial Officer