Form 10-K405
LINCORP HOLDINGS INC
filed 1995-03-30
CIK 202172

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549



                                   FORM 10-K


(Mark One)
 ___
/ X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 ---
       SECURITIES EXCHANGE ACT OF 1934    [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------

                                       OR
 ___
/___/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934    [NO FEE REQUIRED]
For the transition period from       to


                         Commission file number 1-8547
                                                ------



                            LINCORP HOLDINGS, INC.
                            ----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                            23-2161279
           --------                            ----------
   (State or Other Jurisdiction of    (I.R.S. Employer Identification Number)
    Incorporation or Organization)


       250 Park Avenue
        New York, New York                       10017
        ------------------                       -----
   (Address of Principal Executive             (Zip Code)
    Offices)


   Registrant's Telephone Number,
        Including Area Code:                   (212) 599-0465
        --------------------                   --------------


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
-------------------                 -----------------------------------------
Common Stock, par                                    NONE
value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

          Yes   X                     No
              ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock, which is traded over the counter, on March 10, 1995, was an indeterminate nominal amount, since there were only several insignificant transactions for the stock during 1994 and through March 17, 1995. On March 17, 1995, there were 1,730,559 shares of registrants common stock outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


      See Item 14 (c) for a listing of exhibits incorporated by reference.

ITEMS  1 AND 2.
--------------

BUSINESS AND PROPERTIES OF LINCORP HOLDINGS, INC.

     Recent Developments.
     -------------------

  As previously reported, the Lincoln Savings Bank, FSB ("Lincoln or the Bank") was the primary asset of Lincorp Holdings, Inc., ("LHI or the Company"). On January 20, 1993, in connection with the transaction described below, the Company relinquished control of the Bank by placing the common stock of Lincoln (the "Lincoln Shares") into a trust for eventual sale, and by filing a divestiture notice with the Office of Thrift Supervision (the "OTS").

     On March 4, 1994, Lincoln entered into a definitive agreement (the "Acquisition Agreement") with Anchor Savings Bank FSB ("Anchor") whereby Anchor would acquire all of the assets in the trust (the "Trust Assets"), including outstanding preferred and common stock of Lincoln and a senior secured note, for $80 million in cash. The transaction was subject to, among other things, regulatory approval of the OTS and the Federal Deposit Insurance Corporation. Approval of the transaction was granted on July 12, 1994 and the transaction was completed on August 12, 1994. As anticipated under the Acquisition Agreement, the Company received none of the proceeds from the sale of Lincoln but two of the Companys lenders received a total of $6.1 million as repayment of a portion of the principal amount of debt owed them. This payment to the Companys lenders represents a reduction in the loss recorded in 1992 relating to the Companys writedown of its investment in Lincoln. Accordingly, the Company has recorded a $6.1 million income adjustment in 1994 relating to the discontinued operations of Lincoln.

     At December 31, 1994 the Company had $105.2 million of principal indebtedness and approximately $41.0 million of accrued and unpaid interest (the principal and interest are hereinafter referred to collectively as the "Indebtedness") part of which is included in the net liability of discontinued operations. The Companys parent company, Unicorp Energy Corporation ("UEC"), holds $133.5 million of the Companys Indebtedness and Hees International Bancorp, Inc. ("Hees"), which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtness, $12.7 million. All of LHIs remaining assets, $.7 million, are pledged to its lenders. The Companys sources of funds during the year ended December 31, 1994 and to date have been primarily funds from the sale of marketable securities and payments received from mortgage receivables. The assets being utilized by the Company are part of the collateral package securing the Companys Indebtedness. Unless LHIs lenders continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its day to day operating expenses, LHI will be unable to continue as a going concern. The Company is continuing to meet with its lenders to discuss its future prospects. The Company hopes that its lenders will continue to forbear from exercising their remedies so that the Company may seek out opportunities which, among other matters, will allow it to realize on its intangible assets and tax attributes.

  On January 20, 1993, the Company, UEC and certain other parties entered into an agreement with the OTS (the "Lincoln Agreement") dated as of December 31, 1992 relating to Lincoln, pursuant to which (i) the Company filed a divestiture notice with the OTS which divested it of its savings and loan holding company status and all further involvement in the affairs and management of the Bank,
(ii) the Company had the Lincoln Shares deposited into a Trust created pursuant to the terms of the Lincoln Agreement, (iii) all litigation between the Company, the OTS and certain other parties was settled, and (iv) the Bank received an infusion of capital by the purchase of $15 million of convertible preferred shares and $15 million in the form of a senior secured note.

     As a result of this transaction, the Company deconsolidated the operations of the Bank from its operations for financial reporting purposes. This document, therefore, includes no information, financial or otherwise relating to the operations of Lincoln for the years ended December 31, 1994, 1993 and 1992.

     As part of this transaction, UEC returned to the Company $10 million of preferred stock of the Company owned by it, plus its right to receive approximately $2 million in accrued and unpaid dividends. This preferred stock was voting stock and holders of such stock were entitled to receive dividends on a cumulative basis of $.9 million per annum. This stock has been retired by the Company.

     The Lincoln Shares previously had been pledged to the Companys lenders to secure the Indebtedness, which had been in default since August 1991. These lenders had informed the Company that the agreement with the OTS was in their best interests and represented the best means for the lenders to realize upon the value of the pledged collateral. In connection with the Lincoln Agreement, the Companys lenders agreed to release their liens on the Lincoln Shares and substitute therefor an interest in the proceeds from the sale of the Bank. As part of this transaction, National Bank of Canada, the Companys primary lender ("NBC"), transferred to UEC approximately $77 million in indebtedness plus accrued and unpaid interest owed to NBC by the Company. In consideration for the transfer, NBC acquired approximately 30% of the convertible preferred stock of Lincoln acquired by UEC, or approximately 25% of the equity of the Bank. All of the remaining assets of the Company continue to be pledged to the Companys lenders.

     The debt acquired from NBC by UEC was acquired at a cost of $4.7 million. As UEC is an affiliate of the Company, the amount of debt transferred which is in excess of the face amount is, for United States federal and state income tax purposes, considered forgiveness of indebtedness of the Company and therefore is required to be included as taxable income by the Company. The Company will not have to pay United States federal or state taxes on this income because of its insolvency. However, tax attributes of the Company (net operating loss carry forwards, capital losses and built-in losses) will be reduced to the extent of the forgiveness of indebtedness. Additionally, in connection with the transfer of the Lincoln Shares, for United States federal tax purposes, the Company may realize a bad debt loss of approximately $85 million as well as certain as yet undetermined and unrealized potential capital losses. No benefit has been recorded in the financial statements for these items due to the uncertainty of realization.

     Section 382 of the Internal Revenue Code of 1986, as amended provides, in general, that if an "ownership change" occurs with respect to a corporation with net operating, capital or built-in loss carryforwards, such carryforwards will be available to offset taxable income in each year after the ownership change only up to the "Section 382 limitation" for each year (generally, the product of the fair market value of the corporation's stock, at the time of the ownership change, with certain adjustments, and a specified long-term tax-exempt bond rate at such time). For these purposes, an "ownership change" occurs if over a three-year statutory testing period there has been more than a 50 percentage point increase in the stock ownership of the corporation by "5-percent shareholders". A "5-percent shareholder" includes an owner of 5% or more of the stock of the corporation (determined after application of special ownership attribution rules) and a group (or groups) consisting of those other stockholders owning individually less than 5% of the stock of the corporation. The Company's ability to use its loss carryforwards would pobably be limited in the event of an ownership change.



REAL ESTATE OPERATIONS

  On July 25, 1990 the Company entered into a transaction with Coscan, Inc. pursuant to which the Company sold a significant portion of its real estate assets to two partnerships, each consisting of the Company and Coscan, Inc. and/or one or more Coscan, Inc. affiliates ("Coscan"). Coscan is a wholly-owned subsidiary of Coscan Development Corporation ("CDC") and is an affiliate of Hees. The two partnerships acquired certain real estate assets from LHI for a total cost of approximately $33.1 million, of which approximately $7.9 million consisted of the assumption of outstanding mortgage debt. In addition, $16.5 million of participating mortgage financing was provided for other real estate assets. A Coscan subsidiary is the general partner, and LHI a limited partner, of the partnerships. The Coscan subsidiary agreed to make additional funds available to the partnership to cover operating deficits and capital requirements, if any. Through December 31, 1994, the Coscan subsidiary has made $2.9 million in additional loans to one of the partnerships. The agreement with Coscan also provides that net proceeds to the partnership, from real estate operations and sales, refinancings and other capital transactions would be divided equally between LHI and a Coscan subsidiary after payment of all partnership loans and other obligations. The Company did not receive any proceeds pursuant to this agreement in 1994 and does not anticipate receiving any proceeds pursuant to this agreement during 1995. The participating mortgage loans on other real estate assets provide Coscan with a 50% participation in net cash flow and net proceeds from sales or refinancings.


     The two partnerships sold a total of 6 properties during 1994, for a total net sales price of $10.8 million. The two partnerships basis in the properties sold totaled $7.6 million resulting in a gain of approximately $3.2 million to the two partnerships. During the year ended December 31, 1994, the two partnerships reported total net income of $2.5 million.

     Effective January 1, 1995, as a result of an improving real estate market, the Company reformulated their business plan to focus on such activity. Accordingly, effective January 1, 1995 the Company restated its balance sheet to reflect the real estate operations as a continuing operation. See Note 9 to the Companys Financial Statements.

EMPLOYEES

     LHI presently has no compensated employees. Accounting and administrative services during 1994 were provided by Lincoln employees and other consultants at a total cost of approximately $106,000.



ITEM 3.       LEGAL PROCEEDINGS
------        -----------------

     A tax assessment (the "Assessment") has been made by the Commonwealth of Massachusetts against a former wholly-owned subsidiary of the Company, which was dissolved in July 1990. The Massachusetts Department of Revenues (the "MDR") stated, in a notice dated February 15, 1992, that the amount due and owing was $1.2 million and it is believed that additional interest and/or penalties have been imposed with regard to the Assessment. On November 29, 1993, an Offer in Settlement (the "Offer")was forwarded to the MDR with respect to the Assessment. As of March 29, 1995, no reply to the Offer had been received. In addition, the Company has received Notices of Assessment totaling $225,000 from the MDR as discussed in Note 8 to the Companys Financial Statements.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------        ---------------------------------------------------

       Not Applicable.



                                    PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANTS COMMON EQUITY AND
------   ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

     LHI Common Stock was listed and traded on the American Stock Exchange until November 29, 1991; it is currently traded over the counter. During 1993 and 1994, there have been a limited number of stock transactions for an insignificant number of shares. Over 1993 and 1994, the bid and ask price has ranged from $.01 to $.10 per share.

     On March 17, 1995, there were approximately 1,984 stockholders of record of LHI Common Stock. There were no dividends paid on LHIs Common Stock in 1994 and 1993.


ITEM 6.  SELECTED FINANCIAL DATA
------   -----------------------


                                                                    YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------
                                                       1994       1993        1992       1991       1990
                                                     ---------  ---------  ----------  ---------  ---------
                                                                     (DOLLARS IN THOUSANDS)

Interest income....................................  $     47   $     27   $       5   $    709   $  1,573
Interest expense...................................   (10,751)   (10,786)    (10,968)   (11,478)    (9,465)
                                                     --------   --------   ---------   --------   --------
Net interest expense...............................   (10,704)   (10,759)    (10,963)   (10,769)    (7,892)
Other income.......................................     1,537        176          16        154      2,050
Other expense......................................      (375)      (598)       (997)    (1,752)    (2,858)
                                                     --------   --------   ---------   --------   --------
Loss from continuing operations before
  income taxes.....................................    (9,542)   (11,181)    (11,944)   (12,367)    (8,700)
Provision (benefit) for income taxes...............       300        300         804     (1,196)    (7,196)
                                                     --------   --------   ---------   --------   --------
Loss from continuing operations....................    (9,842)   (11,481)    (12,748)   (11,171)    (1,504)
Discontinued operations (loss from operations
  of The Lincoln Savings Bank FSB, net of
  taxes/benefit)...................................        --         --      (4,933)   (38,747)   (35,292)
Recovery (loss) on writedown of investment in the
  Lincoln Savings Bank, FSB........................     6,143         --     (90,040)        --         --
Decrease in estimated writedown of assets from
  discontinued real estate operations..............     4,510         --          --         --         --
Reversal of provision for income taxes relating
  to discontinued operations.......................     3,370         --          --         --         --
                                                     --------   --------   ---------   --------   --------
Net income (loss)..................................     4,181    (11,481)   (107,721)   (49,918)   (36,796)
Preferred dividend requirements....................        --         --          --        900        900
                                                     --------   --------   ---------   --------   --------
Income (loss) attributable to common stockholders..  $  4,181   $(11,481)  $(107,721)  $(50,818)  $(37,696)
                                                     ========   ========   =========   ========   ========


------   -----------------------


                                                                 YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------
                                                  1994        1993        1992        1991         1990
                                               ----------  ----------  ----------  -----------  -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INCOME STATEMENT DATA

Per share amounts (1)
Income (loss) per share of common stock and
  common stock equivalents...................  $    2.42   $   (6.63)  $  (62.23)     $(29.36)  $   (21.78)
                                               =========   =========   =========   ==========   ==========

Dividends per share of common stock..........  $      --      $--      $      --   $       --   $       --
                                               =========   =========   =========   ==========   ==========

Weighted average shares of common stock
  and common stock equivalents
  outstanding................................      1,731       1,731       1,731        1,731        1,730
                                               =========   =========   =========   ==========   ==========

BALANCE SHEET DATA
  (end of period)

Total assets.................................  $     660   $   1,204   $   2,256   $2,564,868   $2,693,871
                                               =========   =========   =========   ==========   ==========

Deposits.....................................  $      --      $--      $      --   $2,246,252   $2,313,642
                                               =========   =========   =========   ==========   ==========

Other borrowed funds.........................  $  97,229   $ 102,301   $ 103,301   $  206,530   $  215,009
                                               =========   =========   =========   ==========   ==========

Total stockholders equity (deficit)..........  $(148,899)  $(153,080)  $(141,599)  $  (35,675)  $   15,143
                                               =========   =========   =========   ==========   ==========

---------------
(1)  Restated to reflect a 10 for 1 reverse stock split in September 1992.

                            QUARTERLY FINANCIAL DATA

                                                    Net
                    Interest         Net          Income
                    and Other       Income        (Loss)
                     Income         (Loss)       Per Share
                  -------------  ------------  -------------
                   (In Thousands, Except Per Share Amounts)

1994:
First Quarter...         $   19     $ (2,784)        $(1.61)
Second Quarter..             10       (2,837)         (1.64)
Third Quarter...             18       (2,781)         (1.60)
Fourth Quarter..          1,537       12,583           7.27
                         ------     --------         ------

Year............         $1,584     $  4,181         $ 2.42
                         ======     ========         ======


1993:
First Quarter...         $  163     $ (2,790)        $(1.61)
Second Quarter..             18       (3,009)         (1.74)
Third Quarter...             13       (2,808)         (1.62)
Fourth Quarter..              9       (2,874)         (1.66)
                         ------     --------         ------

Year............         $  203     $(11,481)        $(6.63)
                         ======     ========         ======

ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   ----------------------------------------------------------------------
         OF OPERATIONS
         -------------

     DIVESTITURE OF THE LINCOLN SAVINGS BANK, FSB LIQUIDITY AND GOING CONCERN


  As previously reported, the Lincoln Savings Bank, FSB ("Lincoln" or the "Bank") was the primary asset of Lincorp Holdings, Inc., ("LHI" or the "Company"). On January 20, 1993, in connection with the transaction described below, the Company relinquished control of the Bank by placing the common stock of Lincoln (the "Lincoln Shares") into a trust for eventual sale, and by filing a divestiture notice with the Office of Thrift Supervision (the OTS).

     On March 4, 1994, Lincoln entered into a definitive agreement (the "Acquisition Agreement") with Anchor Savings Bank FSB ("Anchor") whereby Anchor would acquire all of the assets in the trust (the "Trust Assets"), including outstanding preferred and common stock of Lincoln and a senior secured note, for $80 million in cash. The transaction was subject to, among other things, regulatory approval of the OTS and the Federal Deposit Insurance Corporation. Approval of the transaction was granted on July 12, 1994 and the transaction was completed on August 12, 1994. As anticipated under the Acquisition Agreement, the Company received none of the proceeds from the sale of Lincoln but two of the Companys lenders received a total of $6.1 million as repayment of a portion of the principal amount of debt owed them. This payment to the Companys lenders represents a reduction in the loss recorded in 1992 relating to the Companys writedown of its investment in Lincoln. Accordingly, the Company has recorded a $6.1 million income adjustment in 1994 relating to the discontinued operations of Lincoln.

     At December 31, 1994 the Company had $105.2 million of principal indebtedness and approximately $41.0 million of accrued and unpaid interest (the principal and interest are hereinafter referred to collectively as the "Indebtedness") part of which is included in the net liability of discontinued operations. The Companys parent company, Unicorp Energy Corporation ("UEC"), holds $133.5 million of the Companys Indebtedness and Hees International Bancorp, Inc. ("Hees"), which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtness, $12.7 million. All of LHIs remaining assets, $.7 million, are pledged to its lenders. The Companys sources of funds during the year ended December 31, 1994 and to date have been primarily funds from the sale of marketable securities and payments received from mortgage receivables. The assets being utilized by the Company are part of the collateral package securing the Companys Indebtedness. Unless LHIs lenders continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its day to day operating expenses, LHI will be unable to continue as a going concern.

The Company is continuing to meet with its lenders to discuss its future prospects. The Company hopes that its lenders will continue to forbear from exercising their remedies so that the Company may seek out opportunities which, among other matters, will allow it to realize on its intangible assets and tax attributes.


  On January 20, 1993, the Company, UEC, and certain other parties entered into an agreement with the OTS (the "Lincoln Agreement") dated as of December 31, 1992 relating to Lincoln, pursuant to which (i) the Company filed a divestiture notice with the OTS which divested it of its savings and loan holding company status and all further involvement in the affairs and management of the Bank,
(ii) the Company had the Lincoln Shares deposited into a Trust created pursuant to the terms of the Lincoln Agreement, (iii) all litigation between the Company, the OTS and certain other parties was settled, and (iv) the Bank received an infusion of capital by the purchase of $15 million of convertible preferred shares and $15 million in the form of a senior secured note.

     As a result of this transaction, the Company deconsolidated the operations of the Bank from its operations for financial reporting purposes. This document, therefore, includes no information, financial or otherwise, relating to the operations of Lincoln for the years ended December 31, 1992, 1993 and 1994.

     As part of this transaction, UEC returned to the Company $10 million of preferred stock of the Company owned by it, plus its right to receive approximately $2 million in accrued and unpaid dividends. This preferred stock was voting stock and holders of such stock were entitled to receive dividends on a cumulative basis of $.9 million per annum. This stock has been retired by the Company.

  The Lincoln Shares previously had been pledged to the Companys lenders to secure the Indebtedness, which had been in default since August 1991. These lenders had informed the Company that the agreement with the OTS was in their best interests and represented the best means for the lenders to realize upon the value of the pledged collateral. In connection with the Lincoln Agreement, the Companys lenders agreed to release their liens on the Lincoln Shares and substitute therefor an interest in the proceeds from the sale of the Bank. As part of this transaction, National Bank of Canada, the Companys primary lender ("NBC"), transferred to UEC approximately $77 million in indebtedness plus accrued and unpaid interest owed to NBC by the Company. In consideration for the transfer, NBC acquired approximately 30% of the convertible preferred stock of Lincoln acquired by UEC or approximately 25% of the equity of the Bank. All of the remaining assets of the Company continue to be pledged to the Companys lenders.

     The debt acquired from NBC by UEC was acquired at a cost of $4.7 million. As UEC is an affiliate of the Company, the amount of debt transferred which is in excess of the face amount is, for United States federal and state income tax purposes, considered forgiveness of indebtedness of the Company and therefore is required to be included as taxable income by the Company. The Company will not have to pay United States federal or state taxes on this income because of its insolvency. However, tax attributes of the Company (net operating loss carry forwards, capital losses and built-in losses) will be reduced to the extent of the forgiveness of indebtedness. Additionally, in connection with the transfer of the Lincoln Shares, for United States federal tax purposes, the Company may realize a bad debt loss of approximately $85 million as well as certain as yet undetermined and unrealized potential capital losses. No benefit has been recorded for these items due to the uncertainty of realization.


RESULTS OF OPERATIONS


1994 COMPARED TO 1993
---------------------

     For the year ended December 31, 1994, the Company had net income of $4.2 million compared to a net loss of $11.5 million for the year ended December 31, 1993. This $15.7 million change from 1993 to 1994 is primarily attributable to the following, all of which were reflected in the fourth quarter of 1994:

     (1) A $6.1 million recovery on the writedown of its investment in Lincoln as two of the Companys lenders received a total of $6.1 million, as repayment of a portion of the principal amount of debt owed them, in connection with the closing of the Lincoln sale to Anchor.

     (2) A $4.5 million decrease in the estimated writedown of assets from discontinued real estate operations primarily due to the improved real estate market.

     (3) A $3.4 million reversal of accrued income taxes relating to discontinued operations reflecting a revision of the Companys estimate of this liability.

     (4) A $1.5 million increase in other income related to the reversal of certain prior period reserves that are no longer needed.

1993 COMPARED TO 1992
---------------------

     At December 31, 1992, the Company reflected the divestiture of the Bank and accounted for these activities as discontinued operations. For the year ended December 31, 1993, the Company had a net loss was $11.5 million compared to $107.7 million loss for the same period in 1992. The decrease in loss of $96.2 million was due primarily to:

     (1) loss on writedown in the investment in Lincoln of $90 million in 1992;
     (2) loss from discontinued operations of Lincoln of $4.9 million for the year ended December 31, 1992;
     (3) decrease in income taxes of $.5 million;
     (4) decrease in interest expense of $.2 million;
     (5) decrease in other expenses of $.4 million; and
     (6) increase in interest and other income of $.2 million.

     As previously discussed above, the Company reflected the divestiture of Lincoln for the year ended December 31, 1992. A writedown of $90 million was recorded because it was unlikely that the Company would realize any recovery of equity from the Bank due to the right of LHIs lenders to receive LHIs portion of the proceeds of any eventual sale of the Bank to the extent of LHIs outstanding indebtedness. The Lincoln Shares had previously been pledged to the Companys lenders to secure the indebtedness of the Company, which indebtedness has been in default since August 1991. With respect to the writedown, the Company recorded a $7 million tax benefit as a result of the loss.

     Loss from discontinued operations of Lincoln amounted to $4.9 million for the year ended December 31, 1992.

     The decrease in income taxes is primarily due to no benefit being recognized on disposal of real estate until such time as the losses are realized.

     The decrease in interest on borrowed funds is attributable to a decline in the weighted average interest cost of borrowed funds to 10.22% in 1993 from 10.27% in 1992. The weighted average debt level was $111.3 million in 1993, as compared to $112.3 million in 1992 (inclusive of $9 million classified as discontinued operations).

     The decline in other expenses was due to a reduction in the business activity of the Company.

FINANCIAL POSITION

MATERIAL CHANGES DURING 1994
----------------------------

  At December 31, 1994, the Company had $105.2 million principal indebtedness and approximately $41.0 million of accrued and unpaid interest (the principal and interest are hereinafter referred to collectively as the "Indebtedness") part of which is included in the net liability of real estate discontinued operations. The Companys parent company, Unicorp Energy Corporation ("UEC"), holds $133.5 million of the Companys Indebtedness and Hees International Bancorp, Inc. ("Hees"), which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtness, $12.7 million. LHI is in default under all of its debt obligations.

     The Companys assets decreased from $1.2 million at December 31, 1993 to $.7 million at December 31, 1994 as the Company wrote off approximately $.3 million in furniture and fixtures, and cash and marketable securities were used to fund the general and administrative function of the Company.

     The principal amount of the Companys indebtedness was reduced $6.1 million ($5.0 million relating to continuing operations and $1.1 million relating to discontinued operations) as two of the Companys lenders received in total $6.1 million in connection with the closing of the Lincoln sale to Anchor.

     The net liability of real estate discontinued operations decreased $5.5 million primarily as certain loss accrual estimates were reduced by $4.5 million due to an improving real estate market and, as previously discussed, the $1.1 million payment received by one of the Companys lenders in connection with the settlement of the Lincoln sale.

     Other liabilities increased $5.9 million due to a $10.8 million increase in accrued interest payable offset by a $3.2 million decrease in accrued income taxes and a $1.7 million decrease in other accrued expenses. The decrease in taxes and other accrued expenses reflects a revision of the Companys estimate of these expenses.

     Effective January 1, 1995, as a result of an improving real estate market, the Company reformulated their business plan to focus on such activity. Accordingly, effective January 1, 1995 the Company restated its balance sheet to reflect the real estate operations as a continuing operation. See Note 9 to the Companys Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

     The Financial Statements of the Company are set forth in Part IV on pages F-1 to F-18 and incorporated herein by reference. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for a complete list of Financial Statements and Financial Statement Schedules.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------



      (i) On November 11, 1994, Price Waterhouse, LLP declined to stand for re-election as the independent accountants for Lincorp Holdings, Inc.

     (ii) The reports of Price Waterhouse, LLP on the financial statements for the two fiscal years ended December 31, 1993 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle. The reports of Price Waterhouse, LLP on the financial statements for the past two fiscal years were qualified as to going concern uncertainty.

    (iii) The Registrants Board of Directors participated in and approved the decision to change independent accountants.

     (iv) In connection with its audits for the two fiscal years ended December 31, 1993 and through November 11, 1994, there have been no disagreements with Price Waterhouse, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse, LLP would have caused them to make reference thereto in their report on the financial statements for such years.

      (v) During the two most recent fiscal years and through November 11, 1994, there have been no reportable events (as defined in Regulation S-K
          Item 304 (a) (i) (v)).

     (vi) On November 11, 1994, KPMG Peat Marwick LLP was engaged as the independent accountants for Lincorp Holdings, Inc.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

     The term of each director is for one year and thereafter until his successor shall have been elected and qualified. LHIs executive officers are elected by, and serve at the discretion of the Board of Directors.

     The following table sets forth the name, age, principal occupation and position with LHI, if any, of each director and executive officer of LHI on March 29, 1995, and the year each director was first elected to the Board of Directors of LHI:


                                                              Director
                                                               of the
Name and Position                                             Company
with the Company         Age   Present Principal Occupation    since
-----------------------  ---  ------------------------------  --------

Ian G. Cockwell           47  President of Westcliff              1994
Director                      Management Services Inc.
                              and Unicorp Energy Corporation

William Kirschenbaum      50  Chairman of Hamilton                1982
Director (2) (3)              Financial Services Corporation

George S. Mann            62  Chairman of the Board and           1981
Chairman of the Board         President of the Company
of Directors and
President (1)

Ralph V. Marra            57  Chairman and President of           1994
Director                      ELM Consulting Corporation

Herbert R. Silverman      80  Senior Advisor to Bank              1981
Director (1) (2) (3)          Julius Baer


---------------
(1)  Member of the Executive Committee.
(2)  Member of the Audit Committee.
(3)  Member of the Arms Length Committee.

     Ian G. Cockwell has been President of Westcliff Management Services Inc. since prior to 1988 and Unicorp Energy Corporation since 1992. He has been a Director of LHI since November 1994.

     William Kirschenbaum has been the Chairman of the Board of Hamilton Financial Services Corporation, successor to Hamilton Savings Bank, since prior to 1988.

     George S. Mann has served as Chairman of the Board and President of the Company since 1981, and 1989, respectively. He served as Chairman of the Board of UEC from 1983, until June 1990, and now serves as a Director. In connection with the Lincoln Agreement, without admitting or denying the allegations contained therein, and in order to avoid the significant costs of potential litigation, Mr. Mann consented to the entry of an order by the OTS which permanently prohibited him from participation in the conduct of the affairs of, or exercising any voting rights with respect to, depository institutions in the United States.

     Ralph V. Marra has been the Chairman and President of ELM Consulting Corporation since October of 1994. He was the Chief Financial Officer of Lincoln Savings Bank, FSB from November 1989 until October of 1994 and was the Chief Accounting Officer and Treasurer of Lincoln from December 1988 through November 1989. From March 1988 to December 1988 Mr. Marra was the Chief Administrative Officer of Lincoln. From August 1984 to December 1993 he was a Senior Vice President of LHI and from March 1987 until December 1993 he was LHIs Treasurer. He has been a Director of LHI since November 1994.

     Herbert R. Silverman was Chairman, Finance Committee, of Helmsley-Spear, Inc., a nationwide real estate organization, from 1974 until his retirement on January 31, 1990. He is Senior Advisor to Bank Julius Baer, an affiliate of the Julius Baer Group of Switzerland. Through 1993, Mr. Silverman was Vice Chairman of the Board of Trustees of New York University, and is a life member of the Board of Trustees of Rutgers University and a trustee of Neuberger and Berman Mutual Funds. He has been a member of the Board of Directors of Hamilton Financial Services Corporation since November 1993, and a member of the Board of Directors of National Patent Systems since 1994.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     On November 11, 1994, Messrs. Marra and Cockwell were elected to the Board of Directors of the Company, Ronald W. Cantwell was appointed Executive Vice President of the Company and Jack R. Sauer was appointed Chief Financial Officer and Secretary of the Company. Annual Statements of Changes in Beneficial Ownership on Forms 5 were filed with the Securities and Exchange Commission to reflect these elections and appointments on February 10, 1995.


DIRECTORS REMUNERATION
----------------------

     Directors of the Company receive a quarterly fee of $1,500 in addition to a fee of $600 for actual attendance at each directors or committee meeting. For meetings of any committee held on the same day as any meeting of the Board of Directors, the fee for attendance at the committee meetings is $300. Where meetings of the Board or committees thereof are held by conference telephone, directors receive a fee of $150. Fees paid to all directors for attendance at the Board and committee meetings during the year ended December 31, 1994 totaled $32,700.


DIRECTORS MEETING AND COMMITTEES
--------------------------------

     The Board of Directors of the Company held 4 meetings during the fiscal year ended December 31, 1994. Admiral Zumwalt, who resigned in November 1994, attended 1 of the 3 meetings held by the Board of Directors while he was a Director. Mr. Kirschenbaum attended 2 of the 4 meetings held during the fiscal year and no other member of the Board attended fewer than 3 of the 4 meetings held during the fiscal year.

     The Board of Directors has a standing Audit Committee which represents the Board of Directors in its relations with the Companys independent accountants and oversees the Companys compliance with operating procedures and policies. This committee also approves the scope of the Companys financial statement examinations, monitors the adequacy of the Companys internal controls and reviews and monitors any other activity that the committee deems necessary or appropriate. The Compensation Committee makes recommendations to the Board of Directors with respect to the salaries and other forms of remuneration paid, or benefits made available to, officers, and the fees payable to directors. The Company does not have a standing Nominating Committee. The Executive Committee is authorized to act on behalf of the Board of Directors between Board meetings and to have such powers and duties which may lawfully be assigned to it under Delaware law. The Board of Directors has an Arms Length Committee comprised of independent directors to review transactions involving both the Company and UEC.

     The only Committee which held a meeting during the Companys fiscal year ended December 31, 1994 was the Audit Committee which held one meeting.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

     George S. Mann, the Chief Executive Officer (CEO) of the Company, did not receive any compensation for his services as CEO during any of the fiscal years ended December 31, 1994, 1993 or 1992. No other executive officer of the Company received in excess of $100,000 per annum in any of the fiscal years ended December 31, 1994, 1993 or 1992.

     No compensation committee report or performance graph is included herein because the chief executive officer draws no salary from the Company.

ITEM 12.  SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND OFFICERS AND OTHER
-------   ----------------------------------------------------------------
          PRINCIPAL HOLDERS OF THE COMPANY'S VOTING SECURITIES
          ---------------------------------------------------

     The table below sets forth information concerning the shares of the Common Stock beneficially owned by the individual directors, all directors and officers of the Company as a group without naming them and each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of March 10, 1995. The address of each of the directors is c/o Lincorp Holdings, Inc., 250 Park Avenue, Suite 2020, New York, New York 10017. The address of UEC is BCE Place Suite 2320 Toronto, Ontario, Canada M5J151.


                                                 Shares of
                                               Common Stock
                                               Beneficially
          Name of               Owned as of     Percent of
      Beneficial Owner        March 17, 1995       Class
----------------------------  ---------------  -------------

Unicorp Energy                     1,286,886           74.3%
Corporation (1)

William Kirschenbaum                   3,767              *

George S. Mann (1)                 1,286,886           74.3%

Herbert R. Silverman                     471              *

All officers and directors         1,291,124           74.6%
as a group (5 persons) (1)

---------------
 *   Less than 1%

(1) The stockholdings indicated for Mr. Mann are all owned directly by UEC. Mr. Mann disclaims beneficial ownership of all such shares.

     In connection with the Lincoln Agreement, UEC returned to the Company during 1992, $10 million of preferred stock of the Company owned by it, plus its right to receive approximately $2 million in accrued and unpaid dividends. This preferred stock was voting stock and holders of such stock were entitled to receive dividends on a cumulative basis of $.9 million per annum. This stock has been retired by the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

     In January 1993, UEC acquired approximately $77 million of indebtedness of the Company in connection with the Lincoln Agreement. See "Business - Recent Developments."

                                    PART IV
                                    -------


ITEM 14.
-------

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                               PAGE
                                                               ----
   (a)(1)  Financial Statements
           Reports of Independent Accountants...............  F-1 and F-2

           Balance Sheets as of December 31, 1994 and 1993..      F-3

           Statements of Operations for the years ended
            December 31, 1994, 1993, and 1992................     F-4

           Statements of Changes in
            Stockholders Deficit for the
            years ended December 31, 1994, 1993, and 1992....     F-6

           Statements of Cash Flows
            for the years ended December 31,
            1994, 1993 and 1992..............................     F-7

           Notes to Financial Statements.....................     F-9

           All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

   (b)  Reports on Form 8-K

         A Form 8-K was filed by the Company on November 11, 1994.


   (c)  Exhibits
                                                                  PAGE
                                                                  ----

   3.1  Restated Certificate of Incorporation of the Company,       *
        as amended to date, (incorporated by reference to Exhibit 3.1 to the Companys Annual Report on Form
        10-K for the year ended December 31, 1987.

   3.2  By-Laws of the Company as amended to date, (incorporated    *
        by reference to Exhibit 3.2 to the Companys Annual
        Report Form 10-K for the year ended December 31, 1986).

 10.01  Subscription and Purchase Agreement dated December          *
        31, 1987 between the Company and UEC (incorporated by reference to Exhibit 2.2 to the Companys Current Report
        Form 8-K dated January 14, 1988).

 10.02  Letter Agreement re:  Line of Credit dated November         *
        30, 1989 between UEC and LHI (incorporated by reference to Exhibit 10.23 to the Companys Annual Report on Form
        10-K for the year ended December 31, 1989).

 10.03  Revolving Demand Note dated November 30, 1989               *
        from LHI to UEC (incorporated by reference to Exhibit
        10.24 to the Companys Annual Report on Form 10-K for the year ended December 31, 1989.

 10.04  Consulting Agreement dated as of February 13, 1990          *
        between LHI and Coscan Inc. (incorporated by reference to Exhibit 10.27 to the Companys Annual Report on Form
        10-K for the year ended December 31, 1989).

 10.05  Letter Agreement re:  Operating Deficit Loan Agreement      *
        dated February 13, 1990 between LHI and Coscan Inc.
        (incorporated by reference to Exhibit 10.28 to the Companys Annual Report on Form 10-K for the year ended
        December 31, 1989).

 10.06  Form of Promissory Note from LHI to Coscan Inc.             *
        (incorporated by reference to Exhibit 10.29 to the Companys Annual Report on Form 10-K for the year ended
        December 31, 1989).

 10.07  Closing Agreement, dated as of July 23, 1990 among          *
        the Company, Coscan Colorado Inc. ("CCI"), Coscan
        Colorado LHI Inc. and Coscan Commercial Limited
        Partnership, a California Limited Partnership ("Coscan
        California"). (Incorporated by reference to Exhibit 28.1 to LHIs Report on Form 8-K dated August 13, 1990).

 10.08  Closing Agreement, dated as of July 23, 1990 among the      *
        Company, Coscan California Commercial Inc. ("CCC"),
        Coscan California LHI Inc. and Coscan Commercial Limited
        Partnership, a California Limited Partnership ("Coscan
        California"). (Incorporated by reference to Exhibit 28.2 to LHIs Report on Form 8-K dated August 13, 1990).

 10.09  Agreement of Limited Partnership of Coscan Commercial,      *
        dated as of July 23, 1990. (Incorporated by reference to Exhibit 28.3 to LHIs Report on Form 8-K dated August 13,
        1990).

 10.10  Agreement of Limited Partnership of Coscan Commercial,      *
        dated as of July 23, 1990. (Incorporated by reference to Exhibit 28.3 to LHIs Report on Form 8-K dated August 13,
        1990).

 10.11  Letter Agreement, dated as of July 23, 1990, among CCI,     *
        CCC, the Company, Coscan Commercial and Coscan
        California, regarding loans by CCI and CCC.
        (Incorporated by reference to Exhibit 28.5 to LHIs
        Report on Form 8-K dated August 13, 1990).

 10.12  $24,000,000 Secured Revolving Credit Agreement, dated       *
        as of July 25, 1990 (the "Senior Credit Agreement"), among the Company, Hees International Bancorp Inc. ("Hees"),
        National Bank of Canada ("NBC") and NBC, as Agent.
        (Incorporated by reference to Exhibit 28.6 to LHIs
        Report on Form 8-K dated August 13, 1990).

 10.13  Amended and Restated Credit Agreement, dated as of July     *
        July 25, 1990, between LHI and NBC. (Incorporated by reference to Exhibit 28.7 to LHIs Report on Form 8-K dated August 13, 1990).

 10.14  Letter Agreement, dated July 25, 1990, between UEC          *
        and the Company regarding the revolving line of credit from UCC to the Company (Incorporated by reference to Exhibit 28.8 to LHIs Report on Form 8-K dated August 13,
        1990).

 10.15  Securities Pledge Agreement, dated as of July 25, 1990,     *
        by the Company in favor of UEC. (Incorporated by reference to Exhibit 28.8 to LHIs Report on Form 8-K dated August 13, 1990).

 10.16  Lincorp Pledge Agreement, dated as of July 25, 1990, by     *
        Lincorp Inc. in favor of UEC. (Incorporated by reference to Exhibit 28.10 to LHIs Report on Form 8-K dated August
        13, 1990).

 10.17  Subsidiaries Pledge Agreement, dated as of July 25, 1990,   *
        by Unicorp Delaware I, Inc., Unicorp Delaware II, Inc.
        and ITT Missouri Corp. in favor of UEC. (Incorporated by reference to Exhibit 28.11 to LHIs Report on Form 8-K dated August 13, 1990).

 10.18  Security Agreement, dated as of July 25, 1990, by the       *
        Company in favor of UEC. (Incorporated by reference to Exhibit 28.12 to LHIs Report on Form 8-K dated August
        13, 1990).

 10.19  Agreement Relating to the Lincoln Savings Bank, FSB dated   *
        as of December 31, 1992 among the OTS, the Company and certain other parties (incorporated by reference to Exhibit A to LHIs Current Report on Form 8-K dated
        January 20, 1993).

 10.20  Trust Agreement dated as of January 20, 1993 among the      *
        OTS, the Company and certain other parties (incorporated by reference to Exhibit B to LHIs Current Report on Form
        8-K dated January 20, 1993).

 10.21  Consent Agreement dated March 4, 1994 among Unicorp         *
        Energy Corporation, Union Holdings, Inc., Lincorp, Inc., Lincorp Holdings, Inc. Hees International Bancorp, Inc., National Bank of Canada, Anthony M. Frank, as trustee,
        The Lincoln Savings Bank, FSB and Anchor Savings Bank
        FSB. (incorporated by referenced to Exhibit 10.23 to the Companys Annual Report on Form 10-K for the year ended December 31, 1993).

    22  Subsidiaries of the Company.

    28  Report of KPMG Peat Marwick LLP dated March 24, 1995.      F-1

    29  Report of Price Waterhouse, LLP dated April 8, 1994.       F-2


---------------
*    Incorporated by reference.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in New York, New York.


Dated:  March 29, 1995


                                      LINCORP HOLDINGS, INC.


                                      By:    /s/ Jack R. Sauer
                                         --------------------------
                                               Jack R. Sauer
                                           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Name                                  Title                    Date
----                                  -----                    ----

/s/ George S. Mann          President, Chairman of the      March 29, 1995
------------------------
George S. Mann              Board of Directors
                            Principal Executive Officer

/s/ Jack R. Sauer           Chief Financial Officer         March 29, 1995
------------------------
Jack Sauer                  (Principal Accounting Officer)

/s/ Ian G. Cockwell         Director                        March 29, 1995
------------------------
Ian G. Cockwell

/s/ William Kirschenbaum    Director                        March 29, 1995
------------------------
William Kirschenbaum

/s/ Ralph V. Marra          Director                        March 29, 1995
------------------------
Ralph V. Marra

/s/ Herbert R. Silverman    Director                        March 29, 1995
------------------------
Herbert R. Silverman

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Lincorp Holdings, Inc.:

We have audited the accompanying balance sheet of Lincorp Holdings, Inc. ("Company") as of December 31, 1994, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincorp Holdings, Inc. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in default on all its credit facilities and, at December 31, 1994, has $105.2 million of principal indebtedness, and $41.0 million of accrued and unpaid interest. In addition, the Company has a net capital deficiency of $148.9 million as of December 31, 1994. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New York, New York
March 24, 1995

               [Letterhead of Price Waterhouse LLP appears here]



                       REPORT OF INDEPENDENT ACCOUNTANTS

April 8, 1994

To the Board of Directors and
Stockholder of Lincorp Holdings, Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position, results of operations and cash flows of Lincorp Holdings, Inc. as of December 31, 1993 and for each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Lincorp Holdings, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Lincorp Holdings, Inc. for any period subsequent to December 31, 1993.

The accompanying financial statements have been prepared assuming that Lincorp Holdings, Inc. will continue as a going concern. As described in Note 1, on January 20, 1993, Lincorp Holdings, Inc. relinquished control of its primary asset and only operating entity, The Lincoln Savings Bank, FSB ("Lincoln"), and wrote-off its investment in Lincoln. Lincorp Holdings, Inc. (the "Company") has experienced significant losses in operations, is in default on all of its credit facilities and, at December 31, 1993, has $111.3 million of principal indebtedness, $29.7 million of accrued and unpaid interest and $1.2 million of assets. The Company's parent and lenders have indicated that they are not prepared to (1) defer in collecting the amounts due them and (2) provide funds to meet the Company's liabilities during the next 12 months. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             LINCORP HOLDINGS, INC.
                                BALANCE  SHEETS




                                                                  December 31,
                                                        ------------------------------
                                                          1994                 1993
                                                         ------               ------

                                                            (dollars in thousands)

ASSETS

Cash................................................     $     125           $     113
Investment in marketable securities, at fair value..           535                 821
Other assets........................................             -                 270
                                                         ---------           ---------
                                                         $     660           $   1,204
                                                         =========           =========

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
 Borrowed funds........................................  $  97,229           $ 102,301
 Net liability of real estate discontinued operations..     10,518              16,049
 Other liabilities.....................................     41,812              35,934
                                                         ---------           ---------
                                                           149,559             154,284
                                                         ---------           ---------

Commitments and contingent liabilities

Stockholders' deficit:
 Preferred stock, Series A;
   200 shares authorized;
   no shares issued and outstanding....................          -                  -
 Preferred stock, $.01 par value;
   10,000 shares authorized;
   no shares issued and outstanding....................          -                  -
 Common stock, $.01 par value;
   1,990,000 shares authorized;
   1,730,559 shares issued and outstanding.............         17                 17
 Capital contributed in excess of par value............    148,434            148,434
 Accumulated deficit...................................   (297,350)          (301,531)
                                                         ---------          ---------
                                                          (148,899)          (153,080)
                                                         ---------          ---------
                                                         $     660          $   1,204
                                                         =========          =========

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS



                                                              Year ended December 31,
                                                        ------------------------------------
                                                           1994         1993         1992
                                                        -----------  -----------  ----------
                                                              (dollars in thousands)

Interest income (expense):
   Interest income....................................    $     47     $     27   $       5
   Interest expense...................................     (10,751)     (10,786)    (10,968)
                                                          --------     --------   ---------
      Net interest expense............................     (10,704)     (10,759)    (10,963)
                                                          --------     --------   ---------

Other income (expense):
   Other income.......................................       1,537          176          16
   General and administrative expense.................        (375)        (598)       (997)
                                                          --------     --------   ---------
      Net other income (expense)......................       1,162         (422)       (981)
                                                          --------     --------   ---------

Loss from continuing operations before income taxes...      (9,542)     (11,181)    (11,944)

Provision for income taxes............................         300          300         804
                                                          --------     --------   ---------

Loss from continuing operations.......................      (9,842)     (11,481)    (12,748)
                                                          --------     --------   ---------

Discontinued operations:
   Loss from operations of The Lincoln Savings
   Bank, FSB (less applicable income taxed benefit
   of $572)...........................................           -            -      (4,933)
   Recovery (loss) on writedown of investment in The
     Lincoln Savings Bank, FSB........................       6,143            -     (90,040)
   Decrease in estimated writedown of assets from
     discontinued real estate operations..............       4,510            -           -
   Reversal of provision for income taxes.............       3,370            -           -
                                                          --------     --------   ---------
Income (loss) from discontinued operations............      14,023            -     (94,973)
                                                          --------     --------   ---------

Net income (loss).....................................    $  4,181     $(11,481)  $(107,721)
                                                          ========     ========   =========


    The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                  (continued)

                                                         Year ended December 31,
                                                       --------------------------
                                                       1994       1993       1992
                                                       ----       ----       ----
                                                (in thousands, except per share amounts)

Loss from continuing operations per
share of Common stock................................  $(5.68)    $(6.63)   $ (7.36)
Income (loss) from discontinued operations per
share of Common stock................................    8.10         -      (54.87)
                                                       ------     ------    -------

Income (loss) per share of Common stock outstanding..  $ 2.42     $(6.63)   $(62.23)
                                                       ======     ======    =======

Weighted average shares of Common....................   1,731      1,731      1,731
                                                       ======     ======    =======


   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                STATEMENTS  OF  CHANGES IN STOCKHOLDERS DEFICIT

                                                                             Capital
                                                                           contribution
                                                                             in excess
                                                       Preferred  Common     of par or     Accumulated
                                                         stock     stock    stated value     deficit
                                                       ---------  ------   --------------  -----------

                                                                 (dollars in thousands)

Balances, December 31, 1991..........................  $ 10,000   $ 173    $136,481      $(182,329)

Net loss.............................................         -       -          -        (107,721)
10-for-1 reverse stock split.........................         -    (156)        156             -
Contribution of right to receive accrued and
  unpaid dividends on Preferred stock from
  parent company.....................................         -       -       1,797             -
Contribution of Preferred stock from parent company..   (10,000)      -      10,000             -
                                                       --------   -----     --------     ---------

Balances, December 31, 1992..........................         -      17     148,434       (290,050)

Net loss.............................................         -       -          -         (11,481)
                                                       --------   -----    --------      ---------

Balances, December 31, 1993..........................         -      17     148,434       (301,531)

Net income...........................................         -       -          -           4,181
                                                       --------   -----    --------      ---------

Balances, December 31, 1994..........................  $      -   $  17    $148,434      $(297,350)
                                                       ========   =====    ========      =========

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS



                                                                Year ended December 31,
                                                          -----------------------------------
                                                            1994         1993         1992
                                                          --------     --------     --------

                                                                 (dollars in thousands)

OPERATING ACTIVITIES

Net income (loss).......................................  $ 4,181      $(11,481)    $(107,721)

Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Loss from discontinued operations of
     The Lincoln Savings Bank, FSB......................                      -         4,933
     (Recovery) loss on writedown of investment in The
     Lincoln Savings Bank, FSB..........................   (6,143)            -        97,040
   Decrease in estimated writedown of assets
     from discontinued real estate operations...........   (4,510)            -           -
   Increase (decrease) in other liabilities.............   (1,503)         (149)         (594)
   Increase (decrease) in income taxes payable..........   (3,370)          166        (5,667)
   Increase in interest payable.........................   10,751         8,996        11,011
   Decrease (increase) in other assets..................      270           (22)           36
   Operating activities of discontinued
     operations.........................................       50           525         5,112
                                                          -------      --------     ---------

Net cash (used in) provided by operating activities.....     (274)       (1,965)        4,150
                                                          -------      --------     ---------

INVESTING ACTIVITIES

Decrease (increase) in marketable securities............      286          (821)           -
Investment activities of discontinued operations........        -         1,882          643
Divestiture of The Lincoln Savings Bank, FSB
   net of cash and cash equivalents.....................        -             -     (151,651)
                                                          -------      --------    ---------
Net cash provided by (used in) investing activities.....      286         1,061     (151,008)
                                                          -------      --------    ---------

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (continued)



                                                     Year ended December 31,
                                                   ---------------------------
                                                    1994      1993      1992
                                                   ------    ------    -------

                                                    (dollars in thousands)

FINANCING ACTIVITIES

Repayment of borrowed funds......................  $   -     $(1,000)  $       -
Financing activities of discontinued operations..      -           9      (3,219)
                                                   -----     -------   ---------
Net cash used in financing activities............      -        (991)     (3,219)
                                                   -----     -------   ---------

Net increase (decrease) in cash..................     12      (1,895)   (150,077)

Cash, beginning of year..........................    113       2,008     152,085
                                                   -----     -------   ---------

Cash, end of year................................  $ 125     $   113   $   2,008
                                                   =====     =======   =========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

Cash paid during the year for:
   Interest                                        $   -     $1,800    $    417
                                                   =====     ======    ========
   Income taxes                                    $  16     $  135    $    163
                                                   =====     ======    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   FINANCING ACTIVITIES

10-for-1 reverse stock split....................   $  -      $    -    $   156
                                                   =====     ======    =======

Contribution of Preferred A Stock dividends to
   contributed capital..........................   $  -      $    -    $ 1,797
                                                   =====     ======    =======

Contribution of Preferred A Stock to
   contributed capital..........................   $  -      $    -    $10,000
                                                   =====     ======    =======


   The accompanying notes are an integral part of these financial statements.

                            LINCORP HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 - DIVESTITURE OF THE LINCOLN SAVINGS BANK, FSB
-----------------------------------------------------

  As previously reported, the Lincoln Savings Bank, FSB ("Lincoln" or the "Bank") was the primary asset of Lincorp Holdings, Inc., ("LHI" or the "Company"). On January 20, 1993, in connection with the transaction described below, the Company relinquished control of the Bank by placing the common stock of Lincoln (the "Lincoln Shares") into a trust for eventual sale, and by filing a divestiture notice with the Office of Thrift Supervision (the "OTS").

     On March 4, 1994, Lincoln entered into a definitive agreement (the "Acquisition Agreement") with Anchor Savings Bank FSB ("Anchor") whereby Anchor would acquire all of the assets in the trust (the "Trust Assets"), including outstanding preferred and common stock of Lincoln and a senior secured note, for $80 million in cash. The transaction was subject to, among other things, regulatory approval of the OTS and the Federal Deposit Insurance Corporation. Approval of the transaction was granted on July 12, 1994 and the transaction was completed on August 12, 1994. As anticipated under the Acquisition Agreement, the Company received none of the proceeds from the sale of Lincoln but two of the Companys lenders received a total of $6.1 million as repayment of a portion of the principal amount of debt owed them. This payment to the Companys lenders represents a reduction in the loss recorded in 1992 relating to the Companys writedown of its investment in Lincoln. Accordingly, the Company has recorded a $6.1 million income adjustment in 1994 relating to the discontinued operations of Lincoln.

  On January 20, 1993, the Company, its parent company, Unicorp Energy Corporation ("UEC"), and certain other parties entered into an agreement with the OTS (the "Lincoln Agreement") dated as of December 31, 1992 relating to Lincoln, pursuant to which (i) the Company filed a divestiture notice with the OTS which divested it of its savings and loan holding company status and all further involvement in the affairs and management of the Bank, (ii) the Company had the Lincoln Shares deposited into a Trust created pursuant to the terms of the Lincoln Agreement, (iii) all litigation between the Company, the OTS and certain other parties was settled, and (iv) the Bank received an infusion of capital by the purchase of $15 million of convertible preferred shares and $15 million in the form of a senior secured note.

     As a result of this transaction, the Company deconsolidated the operations of the Bank from its operations for financial reporting purposes. Therefore, the financial statements include no information, financial or otherwise relating to the operations of Lincoln for the years ended December 31, 1994, 1993 and 1992.

                             LINCORP HOLDINS, INC.
                         NOTES TO FINANCIAL STATEMENTS


     As part of this transaction, UEC returned to the Company $10 million of preferred stock of the Company owned by it, plus its right to receive approximately $2 million in accrued and unpaid dividends. This preferred stock was voting stock and holders of such stock were entitled to receive dividends on a cumulative basis of $.9 million per annum. This stock has been retired by the Company.

     The Lincoln Shares previously had been pledged to the Companys lenders to secure the Bank indebtedness, which had been in default since August 1991. These lenders had informed the Company that the agreement with the OTS was in their best interests and represented the best means for the lenders to realize upon the value of the pledged collateral. In connection with the Lincoln Agreement, the Companys lenders agreed to release their liens on the Lincoln Shares and substitute therefor an interest in the proceeds from the sale of the Bank. As part of this transaction, National Bank of Canada, the Companys primary lender ("NBC"), transferred to UEC approximately $77 million in indebtedness plus accrued and unpaid interest owed to NBC by the Company. In consideration for the transfer, NBC acquired approximately 30% of the convertible preferred stock of Lincoln acquired by UEC or approximately 25% of the equity of the Bank. All of the remaining assets of the Company continue to be pledged to the Companys lenders.

     The debt acquired from NBC by UEC was acquired at a cost of $4.7 million. As UEC is an affiliate of the Company, the amount of debt transferred which is in excess of the face amount is, for United States federal and state income tax purposes, considered forgiveness of indebtedness of the Company and therefore is required to be included as taxable income by the Company. The Company will not have to pay United States federal or state taxes on this income because of its insolvency. However, tax attributes of the Company (net operating loss carry forwards, capital losses and built-in losses) will be reduced to the extent of the forgiveness of indebtedness. Additionally, in connection with the transfer of the Lincoln Shares, for United States federal tax purposes, the Company may realize a bad debt loss of approximately $85 million as well as certain as yet undetermined and unrealized potential capital losses. No benefit has been recorded for these items due to the uncertainty of realization.


NOTE 2 - LIQUIDITY AND GOING CONCERN
------------------------------------

     At December 31, 1994, LHI had outstanding $146.2 million of indebtedness (the "Indebtedness") (including interest payable of $41.0 million) under its Senior, Subordinated and Junior Credit Facilities part of which is included in the net liability of discontinued operations. UEC holds $133.5 million of the Companys, Indebtedness and Hees

                             LINCORP HOLDINS, INC.
                         NOTES TO FINANCIAL STATEMENTS



International Bancorp, Inc. ("Hees"), which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtness, $12.7 million. LHI is in payment default under each of the above mentioned credit facilities. As part of the Agreement, the Companys lenders agreed to release their liens on the Lincoln Shares and substitute therefor an interest in the proceeds from the sale of the Bank. These credit facilities are secured by a security interest in all of LHIs remaining assets.

     LHIs sources of funds during the year ended December 31, 1994 and to date have been primarily funds from the sales of marketable securities and payments received from mortgage receivables. The assets generating the funds being utilized by LHI are part of the collateral package securing the above described credit facilities. Unless LHIs lenders are prepared to continue to defer in realizing on the pledged collateral and allow LHI to utilize the proceeds from such collateral to fund its limited ongoing operations, LHI will be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF ACCOUNTING

     On December 31, 1992, LHI relinquished control over Lincoln and filed a divestiture notice with the OTS (See Note 1). Since the divestiture was consummated effective as of December 31, 1992, the operating results of Lincoln have been reclassified as discontinued operations in the financial statements for the year ended December 31, 1992 and subsequent years.


INVESTMENTS IN MARKETABLE SECURITIES

     Effective January 1, 1994 the Company adopted the provisions of the Financial Accounting Standards Boards Statement of Financial Accounting Standards (SFAS) No. 115 Accounting for Certain Investments in Debt and Equity Securities. At December 31, 1994, the Company has classified its marketable securities as available-for-sale.

     Investments in marketable securities represent investments in U.S. Government bonds and are carried at quoted market value.

INCOME TAXES

     In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes, resulting in no cumulative effect for prior periods. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in

                            LINCORP HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS


the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of change in tax rates is recognized in income in the period that includes the enactment date.


NOTE 4 - DISCONTINUED REAL ESTATE OPERATIONS
--------------------------------------------

     In 1989, the Company announced its intention to dispose of its real estate rental and development operations owned outside of Lincoln and to account for these activities as discontinued operations. A provision for loss on disposal of real estate operations in the amount of $68 million, including $14.4 million for operating losses during the phaseout period, was recorded for the year ended December 31, 1989.

     Assets of discontinued operations at December 31, 1994 and 1993 are recorded at their estimated net realizable value including provision for the cost of disposition, interest, and other carrying costs estimated for the disposition period. Mortgage loans and note payable on real estate assets and the amount advanced under the new facility to repay the remaining outstanding indebtedness under the previous Senior Credit Facility, which was secured by real estate assets, were included in the discontinued operations. During 1994 the Company decreased its estimated loss on the writedown of the assets of the discontinued real estate operations by $4.5 million, primarily reflecting an improved real estate market. (See Note 9).

     Net liability for discontinued operations consisted of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                          1994         1993
                                                      ------------  ----------
                                                        ASSETS/(LIABILITIES)
                                                       (DOLLARS IN THOUSANDS)

Investment in real estate joint ventures............     $ 14,722    $ 13,375
Income producing and development properties.........        7,350       7,350
Other assets........................................          278       1,007
Other borrowed funds:
  Mortgage loans and note payable...................      (18,971)    (18,248)
  Indebtedness to bank (a)..........................       (7,929)     (9,000)
Other liabilities...................................         (730)     (2,306)
Reserve for loss on disposal of real estate assets..       (5,238)     (8,227)
                                                         --------    --------
                                                         $(10,518)   $(16,049)
                                                         ========    ========

(a) Indebtedness to bank consisted of a portion of the $24 million Senior Credit Agreement (See Note 6). $9 million under the new facility was advanced to repay the remaining outstanding indebtedness under the previous senior loan facility and was classified with discontinued operations. The balance was decreased to $7.9 million due to a payment made to the lender in connection with the closing of the Lincoln sale to Anchor (See Note 1).


NOTE 5 - OTHER LIABILITIES
--------------------------

  A summary of other liabilities is as follows:

                                   DECEMBER 31,
                              ----------------------
                                 1994        1993
                              ----------  ----------
                              (DOLLARS IN THOUSANDS)

  Accrued interest payable..     $38,912     $28,161
  Accrued taxes payable.....       2,900       6,057
  Other.....................           -       1,716
                                 -------     -------
                                 $41,812     $35,934
                                 =======     =======

NOTE 6 - BORROWED FUNDS
-----------------------

  The Companys borrowed funds are as follows:

                                              DECEMBER 31,
                                         ----------------------
                                            1994        1993
                                         ----------  ----------
                                         (DOLLARS IN THOUSANDS)

Secured Revolving Credit Facility (a)..     $12,000    $ 14,000
Subordinated term loan (b).............      65,000      65,000
Line of credit with parent (c).........      20,229      23,301
                                            -------    --------

                                            $97,229    $102,301
                                            =======    ========

(a) In July 1990, as part of the refinancing of the Companys debt, the Company entered into a $24 million Secured Revolving Credit Facility provided by National Bank of Canada (NBC) and Hees. The facility expired in August 1991 and the Company has not paid any interest due since that time. Furthermore, the $24 million Secured Revolving Credit Facility was secured by a first lien on substantially all the Company's

                             LINCORP HOLDINS, INC.
                         NOTES TO FINANCIAL STATEMENTS

    remaining assets including the shares of Lincorp, Inc., the holding company of Lincoln, which were released, as part of the Lincoln Agreement on January 20, 1993. In connection with the Lincoln Agreement, NBC assigned its rights and obligations under the credit facility to UEC. In connection with the settlement of the Lincoln sale to Anchor, Hees was repaid $3.1 million of which $2.0 million was allocated to continuing operations and $1.1 million was allocated to discontinued operations (See Notes 1 and 4).

(b) In August 1987, the Company entered into the $65 million Subordinated Credit Facility with the NBC which matures in August 1997 and calls for interest-only payments at a fixed rate of 11.4 percent, payable semi-annually. The Company may prepay the loan at any time in whole or in amounts aggregating $1 million or any larger multiple of $1 million. The term loan includes convenants, among others, that require the maintenance of a minimum level of tangible net worth and limit aggregate levels of additional indebtedness.
    As a result of the losses incurred by the Company, it was not in compliance with the above covenants and has not paid its semi-annual interest payment since August 1991 (See Note 1). In connection with Lincoln Agreement, NBC assigned its rights and obligations under the Subordinated Credit Facility to UEC.

(c) In November 1989, the Company entered into an agreement with UEC that provided the Company with a line of credit in the aggregate amount of $30 million (amended to $25 million on July 25,1990) due on demand pursuant to the following terms and conditions:

    1. Interest is paid at a rate per annum determined daily, equal to three and one-half percent above the rate publicly announced from time to time by Citibank, N.A. as the rate charged for unsecured borrowings of 90 days or less to its credit-worthy customers.
    2. A standby fee of one quarter of one percent of the unused portion of the commitment.

    All payments of principal and interest above the prime rate under this agreement shall be subordinated in right to payment to senior indebtedness which means the $24 million Secured Revolving Credit Facility (as described in Note 1) and the Subordinated Credit Facility. Payment of all interest charges and a portion of the fees referred to above will be deferred until payment in full of the senior indebtedness.

    In connection with the closing of the Lincoln sale to Anchor, UEC was repaid $3.1 million (See Note 1).

                            LINCORP HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS


   During the year, the weighted average amount of borrowed funds outstanding (including debt related to discontinued operations) was $109 million (1993 - $111.3 million) and the weighted average interest cost of these funds during the year was 10.45 percent (1993 - 10.37 percent). The maximum amount of borrowed funds at any one time during 1994 and 1993 was approximately $111.3 million and $112.3 million, respectively.

   In December 1991, the Financial Accounting Standards Board issued SFAS No. 107 Disclosures about Fair Value of Financial Instruments ("FAS 107"). The statement generally became effective for fiscal years ending after December 15, 1992, at which time entities were required to disclose the fair value of on and off-balance sheet financial instruments, determined on a basis consistent with the requirements of FAS 107. In view of the current financial position of the Company at December 31, 1994, management has determined it is not practicable to estimate the fair value of payables.


NOTE 7 - STOCKHOLDERS DEFICIT
-----------------------------

   On September 16, 1992, LHI effected a 10-for-1 reverse stock split of its Common Stock and 10,000-for-1 reverse stock split of its Series A 9% Convertible Preferred Stock ("Preferred Stock"). As a result, the Company had 1,730,559 shares of Common Stock outstanding and 200 shares of Preferred Stock outstanding as of December 31, 1992 of which the Preferred Stock was contributed back to the Company. All per share data has been adjusted for the stock split.

   As part of the Lincoln Agreement discussed in Note 1, UEC contributed back to the Company $10 million of the Companys Preferred Stock owned by it, plus its right to receive approximately $2 million in accrued and unpaid dividends. This Preferred Stock was voting stock and holders of such stock were entitled to receive dividends on a cumulative basis of $.9 million per annum. This stock has been retired by the Company.

   The Company is authorized to issue 2,000,000 shares, consisting of 10,000 shares of Preferred Stock and 1,990,000 shares of Common Stock.

   The holders of the Common Stock are entitled to one vote for each share held on all matters presented to the stockholders.

                            LINCORP HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES
---------------------

   Set forth below is an analysis of the Companys provision for income taxes for the years ended December 31, 1994, 1993 and 1992.

                                 1994    1993    1992
                                ------  ------  ------
                                (DOLLARS IN THOUSANDS)

Current provision:
  Federal.....................   $   -   $   -   $   -
  State and Local.............     300     300     804
                                 -----   -----   -----
  Provision for income taxes..   $ 300   $ 300   $ 804
                                 =====   =====   =====

  A reconciliation of the total provision for income taxes to amounts computed by applying the federal tax rate to income is as follows:

                                  1994      1993      1992
                                --------  --------  --------
                                    (DOLLARS IN THOUSANDS)

Computed at statutory rate...   $(3,241)  $(3,802)  $(4,061)
State income taxes, net of
federal benefit..............       300       300       530
Effect of less than full
benefit of net operating
losses.......................     3,241     3,802     4,335
                                 -------   -------   -------
Provision for income taxes...    $   300   $   300   $   804
                                 =======   =======   =======

  The accompanying balance sheets reflect no deferred tax assets or liabilities as of December 31, 1994 and 1993, as a result of the application of FAS 109.

  As part of the Lincoln Agreement (See Note 1), the Companys debt owed to the NBC of approximately $77 million plus accrued and unpaid interest owed to NBC by the Company was transferred to UEC. The debt acquired from NBC by UEC was acquired at a cost of $4.7 million. As a result of the transfer of the debt to an affiliate of the Company, the amount of debt transferred which is in excess of the face amount is, for federal and state income tax purposes, considered forgiveness of debt of the Company and therefore is required to be included as taxable income by the Company. The Company will not have to pay federal or state taxes on this income because of its insolvency pursuant to Internal Revenue Service Code Section 108 (Discharge of Indebtedness). However, tax attributes of the Company (net operating loss carry forwards, capital losses and built-in losses) will be reduced to the extent of the forgiveness of indebtedness. Additionally, for federal tax purposes, the Company may realize a bad debt loss of approximately $85 million, as well as

                            LINCORP HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS


certain as yet undetermined and unrealized potential capital losses. The Company has fully reserved any deferred tax benefit associated with the net operating loss carryforwards.

  With respect to the loss on disposal of real estate, no tax benefit has been recorded due to the uncertainty of realization. Accordingly, the tax benefit attributable to the loss on disposal of real estate will be recorded if and when such benefits are realized.

  Under current tax law, the utilization of the Companys tax attributes and unrecorded tax benefits will be restricted if an ownership change were to occur.
Section 382 of the Code provides, in general, that if an ownership change occurs with respect to a corporation with net operating, capital or built-in loss carryforwards, such carryforwards will be available to offset taxable income in each taxable year after the ownership change only up to the Section 382 limitation for each year (generally, the product of the fair market value of the corporations stock, at the time of the ownership change, with certain adjustments, and a specified long-term tax-exempt bond rate at such time). For these purposes, an ownership change occurs if over a three-year statutory testing period, there has been more than a 50 percentage point increase in the stock ownership of the corporation by 5 percent shareholders. A 5 percent shareholder includes an owner of 5% or more of the stock of the corporation (determined after application of special ownership attribution rules) and a group (or groups) consisting of those other stockholders owning individually less than 5% of the stock of the corporation. The Companys ability to use its loss carryforwards would probably be limited in the event of an ownership change.

  In May 1990, a subsidiary of the Company conveyed a property to one of its lenders, in the form of a deed in lieu of foreclosure, resulting in a tax assessment of $1.2 million being made by the Commonwealth of Massachusetts on such transfer. Shortly thereafter, this subsidiary was dissolved but the tax liability remains outstanding. If the Company were required to pay this liability, it may not have the financial resources to do so.

  In addition, the Company has received notices of assessment dated February 15, 1992 and March 17, 1994 totaling $70 thousand and $165 thousand, respectively. The assessments disclosed in the Notice dated February 15, 1992 were based upon tax liabilities previously paid by the Company. The Company is attempting to determine whether the assessments disclosed in the Notice dated March 17, 1994 are in addition to, or corrections to, the assessments disclosed in the Notice dated February 15, 1992, or, with regard to the apparent assessment for the tax period ended December 31, 1995, why the assessment has been made. The Company is reviewing its alternatives with regard to these assessments, which include payment, litigation before the Massachusetts Appellate Tax Board, or an Offer in Settlement to the Massachusetts Department of Revenue. The interest and penalties disclosed in the Notice dated February 15, 1992 appear to have been properly made, and the assessments appear to be correct if the previous tax payments were proper. The assessment disclosed in the notice dated March 17, 1994 have not yet been explained by the Massachusetts Department of Revenue.
The potential success of any of the above alternatives cannot be determined at this time.

                            LINCORP HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 9 -SUBSEQUENT EVENT
------------------------

Effective January 1, 1995, as a result of an improving real estate market the Company reformulated their business plan to focus on such activity. Accordingly, effective January 1, 1995, the Company restated its balance sheet to reflect the real estate operations as a continuing operation. The restatement will have no effect on the statement of operations. In 1995 the Company will recognize its equity in earnings in accordance with the equity method of accounting. The following is the restated balance sheet of the Company as of January 1, 1995 (dollars in thousands):


Assets
  Cash                                     $     125
  Investment in marketable securities            535
  Investment in real estate assets, net       18,971
  Other assets                                   278
                                           ---------
          Total Assets                     $  19,909
                                           =========

Liabilities
  Other borrowed funds                     $ 105,158
  Mortgage debt                                5,904
  Note payable                                13,067
  Accrued interest payable                    41,049
  Other liabilities                            3,630
                                           ---------
          Total Liabilities                  168,808
Stockholders' Deficit                       (148,899)
                                           ---------
          Total Liabilities and
             Stockholders' Deficit         $  19,909
                                           =========


                                 EXHIBIT INDEX
                                 -------------



EXHIBIT NO.             DOCUMENT NAME           PAGE
-------------  -------------------------------  ----

22             Subsidiaries  of the Company

28             Report of KPMG Peat Marwick LLP  F-1

29             Report of Price Waterhouse, LLP  F-2
