Form 10-Q
period 1995-03-31
LINCORP HOLDINGS INC
filed 1995-05-12
CIK 202172

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q
                                   ---------


                 Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

        For Quarter Ended MARCH 31, 1995     Commission File No. 1-8249
                          --------------                         ------


                            LINCORP HOLDINGS, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                DELAWARE                            23-2161279
   -------------------------------     ---------------------------------------
   (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
    Incorporation or Organization


             250 Park Avenue
           New York, New York                         10017
   -------------------------------                 ----------
   (Address of Principal Executive                 (Zip Code)
    Offices)


     Registrant's Telephone Number,
     Including Area Code:                        (212) 599-0465
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


          Yes   X                     No __
               ---


Indicate the number of shares outstanding or each of the issuer's classes of common stock, as of the latest practicable date.



          1,730,559 Shares of Common Stock Outstanding at May 1, 1995
          -----------------------------------------------------------

                         Part 1.  Financial Statements



Item 1.   Financial Statements

          The condensed financial statements included herein have been prepared by the registrant from the books of Lincorp Holdings, Inc. without audit (except for the Balance Sheet as of December 31, 1994), pursuant to the rules and regulations of the Securities and Exchange Commission. This information, which is subject to year-end adjustments, reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report of Form 10-K.

                            LINCORP HOLDINGS, INC.
                                BALANCE  SHEETS

                             (DOLLARS IN THOUSANDS)

                                                         March 31,   December 31,
                                                           1995          1994
                                                        -----------  -------------
                                                        (Unaudited)  (See Note 3)
ASSETS

Cash..................................................   $     104      $     125
Investment in marketable securities, at fair value....         549            535
Investment in real estate joint ventures, net.........      19,068              -
Other assets..........................................         275              -
                                                         ---------      ---------
                                                         $  19,996      $     660
                                                         =========      =========

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
  Other borrowed funds................................   $ 105,158      $  97,229
  Accrued interest payable on other borrowed funds....      43,917         38,912
  Mortgage debt, including accrued interest...........       6,018              -
  Note payable, including accrued interest............      13,231              -
  Net liability of real estate discontinued operations           -         10,518
  Other liabilities...................................       3,630          2,900
                                                         ---------      ---------
                                                           171,954        149,559
                                                         ---------      ---------

Commitments and contingent liabilities

Stockholders' deficit:
  Preferred stock, Series A;
   200 shares authorized:
    no shares issued and outstanding..................           -              -
  Preferred stock, $.01 par value;
   10,000 shares authorized;
    no shares issued and outstanding..................           -              -
  Common stock, $.01 par value;
   1,990,000 shares authorized;
    1,730,559 shares issued and outstanding...........          17             17
  Capital contributed in excess of par value..........     148,434        148,434
  Accumulated deficit.................................    (300,409)      (297,350)
                                                         ---------      ---------
                                                          (151,958)      (148,899)
                                                         ---------      ---------
                                                         $  19,996      $     660
                                                         =========      =========

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   UNAUDITED


                                                                 Three Months
                                                                Ended March 31,
                                                              ------------------
                                                                1995      1994
                                                              --------  --------
Income:
 Rental income..............................................  $   117   $     -
 Equity in operating results of real estate joint ventures..       97         -
 Interest income............................................       32        17
 Other income...............................................        3         2
                                                              -------   -------
     Total income                                                 249        19
                                                              -------   -------

Expenses:
 Interest expense...........................................    3,234     2,651
 General and administrative expense.........................       59        77
                                                              -------   -------
     Total expenses                                             3,293     2,728
                                                              -------   -------

Loss before income taxes....................................   (3,044)   (2,709)

Provision for income taxes..................................       15        75
                                                              -------   -------

Net loss....................................................  $(3,059)  $(2,784)
                                                              =======   =======

Loss per share of Common stock outstanding..................  $ (1.77)  $ (1.61)
                                                              =======   =======

Weighted average shares of Common stock outstanding.........    1,731     1,731
                                                              =======   =======

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                          STATEMENTS  OF  CASH  FLOWS

                            (DOLLARS  IN  THOUSANDS)

                                   UNAUDITED

                                                                       Three Months
                                                                      Ended March 31,
                                                                    ------------------
                                                                      1995      1994
                                                                    --------   -------
OPERATING ACTIVITIES

Net loss..........................................................  $(3,059)   ($2,784)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Equity income in operating results of real estate joint venture.      (97)         -
  (Increase) decrease in marketable securities....................      (14)        53
  Decrease (increase) in other assets.............................        3         (5)
  Increase in accrued interest payable............................    3,146      2,633
  Decrease in other liabilities...................................        -       (565)
  Operating activities of real estate discontinued operations.....        -        673
                                                                    -------   --------

Net cash (used in) provided by operating activities...............      (21)         5
                                                                    -------   --------


Net (decrease) increase in cash...................................      (21)         5

Cash, beginning of period.........................................      125        113
                                                                    -------   --------

Cash, end of period...............................................  $   104   $    118
                                                                    =======   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest........................................................  $   118   $      -
                                                                    =======   ========
  Income taxes....................................................  $    15   $      8
                                                                    =======   ========

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

     On March 4, 1994, Lincoln entered into a definitive agreement (the "Acquisition Agreement") with Anchor Savings Bank FSB ("Anchor") whereby Anchor would acquire all of the assets in the trust, including outstanding preferred and common stock of Lincoln and a senior secured note, for $80 million in cash. The transaction was subject to, among other things, regulatory approval of the OTS and the Federal Deposit Insurance Corporation. Approval of the transaction was granted on July 12, 1994 and the transaction was completed on August 12, 1994. As anticipated under the Acquisition Agreement, the Company received none of the proceeds from the sale of Lincoln but two of the Company's lenders received a total of $6.1 million as repayment of a portion of the principal amount of debt owed them. This payment to the Company's lenders represents a reduction in the loss recorded in 1992 relating to the Company's writedown of its investment in Lincoln. Accordingly, the Company has recorded a $6.1 million income adjustment in 1994 relating to the discontinued operations of Lincoln.


NOTE 2 - LIQUIDITY AND GOING CONCERN
- ------------------------------------

     At March 31, 1995, LHI had outstanding $149.1 million of indebtedness, including interest payable of $43.9 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior Credit Facilities, of which the principal amount is included in "Other Borrowed Funds". The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $136.2 million of the Company's Indebtedness and Hees International Bancorp, Inc. ("Hees"), which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtness, $12.9 million. LHI is in payment default under each of the above mentioned credit facilities. As part of the Agreement, the Company's lenders agreed to release their liens on the Lincoln Shares and substitute

                            LINCORP HOLDINGS,  INC.

                         NOTES TO FINANCIAL STATEMENTS


therefor an interest in the proceeds from the sale of the Bank. These credit facilities are secured by a security interest in all of LHI's remaining assets.

     LHI's sources of funds during the three months ended March 31, 1995 and to date have been primarily funds from the sales of marketable securities and payments received from mortgage receivables. The assets generating the funds being utilized by LHI are part of the collateral package securing the above described credit facilities. Unless LHI's lenders are prepared to continue to defer in realizing on the pledged collateral and allow LHI to utilize the proceeds from such collateral to fund its ongoing operations, LHI will be unable to continue as a going concern.


NOTE 3 - CONTINUING OPERATIONS
- ------------------------------

Effective January 1, 1995, as a result of an improving real estate market, the Company reformulated their business plan to focus on such activity. Accordingly, effective January 1, 1995, the Company restated its balance sheet to reflect the real estate operations as a continuing operation and will recognize its equity in the operating results of the real estate operations in accordance with the equity method of accounting. The following is the restated balance sheet of the Company as of January 1, 1995 (dollars in thousands):

Assets
  Cash                                                   $     125
  Investment in marketable securities                          535
  Investment in real estate joint ventures, net             18,971
  Other assets                                                 278
                                                         ---------
          Total Assets                                   $  19,909
                                                         =========

Liabilities
  Other borrowed funds                                   $ 105,158
  Accrued interest payable on other borrowed funds          41,049
  Mortgage debt, including accrued interest                  5,904
  Note payable, including accrued interest                  13,067
  Other liabilities                                          3,630
                                                         ---------
          Total Liabilities                                168,808
Stockholders' Deficit                                     (148,899)
                                                         ---------
          Total Liabilities and Stockholders' Deficit    $  19,909
                                                         =========

                            LINCORP HOLDINGS, INC.
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DIVESTITURE OF THE LINCOLN SAVINGS BANK, FSB, LIQUIDITY AND GOING CONCERN, AND
- ------------------------------------------------------------------------------
CONTINUING OPERATIONS
- ---------------------

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

     On March 4, 1994, Lincoln entered into a definitive agreement (the "Acquisition Agreement") with Anchor Savings Bank FSB ("Anchor") whereby Anchor would acquire all of the assets in the trust, including outstanding preferred and common stock of Lincoln and a senior secured note, for $80 million in cash. The transaction was subject to, among other things, regulatory approval of the OTS and the Federal Deposit Insurance Corporation. Approval of the transaction was granted on July 12, 1994 and the transaction was completed on August 12, 1994. As anticipated under the Acquisition Agreement, the Company received none of the proceeds from the sale of Lincoln but two of the Company's lenders received a total of $6.1 million as repayment of a portion of the principal amount of debt owed them. This payment to the Company's lenders represents a reduction in the loss recorded in 1992 relating to the Company's writedown of its investment in Lincoln. Accordingly, the Company has recorded a $6.1 million income adjustment in 1994 relating to the discontinued operations of Lincoln.

     At March 31, 1995, LHI had outstanding $149.1million of indebtedness, including interest payable of $43.9 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior Credit Facilities, of which the principal amount is included in "Other Borrowed Funds". The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $136.2 million of the Company's Indebtedness and Hees International Bancorp, Inc. ("Hees"), which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtness, $12.9 million. LHI is in payment default under each of the above mentioned credit facilities. As part of the Agreement, the Company's lenders agreed to release their liens on the Lincoln Shares and substitute therefor an interest in the proceeds from the sale of the Bank. These credit facilities are secured by a security interest in all of LHI's remaining assets.

     LHI's sources of funds during the three months ended March 31, 1995 and to date have been primarily funds from the sales of marketable securities and payments received from mortgage receivables. The assets generating the funds being utilized by LHI are part of the collateral package securing the above described credit facilities. Unless LHI's lenders are prepared to continue to defer in realizing on the pledged collateral and allow LHI to utilize the proceeds from such collateral to fund its ongoing operations, LHI will be unable to continue as a going concern.

     Effective January 1, 1995, as a result of an improving real estate market, the Company reformulated their business plan to focus on such activity. Accordingly, effective January 1, 1995, the Company restated its' balance sheet to reflect the real estate operations as a continuing operation and will recognize its equity in the operating results of the real estate operations in accordance with the equity method of accounting.


RESULTS OF OPERATIONS
- ---------------------

Three Months Ended March 31, 1995 Compared to the Three Months Ended March 31,
- ------------------------------------------------------------------------------
1994.
- -----

     For the quarter ended March 31, 1995, the Company had a net loss of $3.1 million compared to a $2.7 million net loss for the first quarter of 1994.

     As stated previously, effective January 1, 1995 the Company has reflected the results of its real estate operations as a continuing operation whereas these same operations during 1994 were accounted for as a discontinued operation with no effect on operating results.

     The change in the quarterly operating results between 1995 and 1994 is almost totally attributable to the accounting for the real estate operations. The $.2 million increase in income is due to rental income and equity income in real estate joint ventures and of the $.6 million increase in expenses between the quarters, $.4 million represents an increase in interest expense attributable to the Note and Mortgage payable on real estate assets.


FINANCIAL POSITION
- ------------------

Material Changes Since December 31, 1994
- ----------------------------------------

     After recognizing the effect of restating the Company's balance sheet as of January 1, 1995 to reflect the real estate operations as continuing operations, there were no other significant changes at March 31, 1995 compared to December 31, 1994.

PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          ----- -----------

          There have been no material developments with respect to litigation.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LINCORP HOLDINGS, INC.



Dated:  May 11, 1995                    /s/  Jack R. Sauer
                                        ----------------------------
                                             Jack R. Sauer
                                             Chief Financial Officer