Form 10-Q
period 1995-06-30
LINCORP HOLDINGS INC
filed 1995-08-14
CIK 202172

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q
                                   ---------


 Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of
                                      1934

   For Quarter Ended JUNE 30, 1995                Commission File No. 1-8249
                     -------------                                    ------


                            LINCORP HOLDINGS, INC.
 -----------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                                    23-2161279
   --------------------------------       --------------------------------------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
    Incorporation or Organization


          250 Park Avenue
         New York, New York                               10017
  -------------------------------         --------------------------------------
  (Address of Principal Executive                       (Zip Code)
   Offices)


  Registrant's Telephone Number,
  Including Area Code:                                 (212) 599-0465
                                         ---------------------------------------


 -------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                       Report)


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



        1,730,559 Shares of Common Stock Outstanding at August 1, 1995
        --------------------------------------------------------------

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

                            LINCORP HOLDINGS, INC.
                                BALANCE SHEETS

                            (DOLLARS IN THOUSANDS)

                                                                      June 30,   December 31,
                                                                       1995         1994
                                                                  ------------  ------------
                                                                   (Unaudited)  (See Note 3)
ASSETS
Cash............................................................. $       363   $        125
Investment in marketable securities, at fair value...............         333            535
Investment in real estate joint ventures, net....................      19,019              -
Other assets.....................................................         271              -
                                                                  ------------  ------------
                                                                  $    19,986   $        660
                                                                  ------------  ------------
LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
  Other borowed funds...........................................  $   105,014   $     97,229
  Accrued interest payable on other borrowed funds..............       46,864         38,912
  Mortgage debt, including accrued interest.....................        6,154              -
  Note payable, including accrued interest......................       13,412              -
  Net liability of real estate discontinued operations..........           -          10,518
  Other liabilities.............................................        3,900          2,900
                                                                  ------------  ------------
                                                                      175,344        149,559
                                                                  ------------  ------------
Commitments and contingent liabilities

Stockholders' deficit:
  Preferred stock, Series A;
     200 shares authorized;
     no shares issued and outstanding...........................            -              -
  Preferred stock, $.01 par value;
     10,000 shares authorized;
     no shares issued and outstanding...........................            -              -
  Common stock, $.01 par value;
     1,990,000 shares authorized;
     1,730,559 shares issued and outstanding....................           17             17
  Capital contributed in excess of par value....................      148,434        148,434
  Accumulated deficit...........................................     (303,809)      (297,350)
                                                                  ------------  ------------
                                                                     (155,358)      (148,899)
                                                                  ------------  ------------
                                                                  $    19,986   $        660
                                                                  ------------  ------------


The accompanying notes are an integral part of these financial statements.

                            LINCORP HOLDINGS, INC.
                           STATEMENTS OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   UNAUDITED


                                                                      Three Months              Six Months
                                                                     Ended June 30,            Ended June 30,
                                                                ----------------------    ---------------------
                                                                    1995        1994          1995       1994
                                                                -----------  ---------    ----------  ---------
Income:
   Rental income..............................................  $     118   $      -      $     235    $      -
   Equity in operating results of real estate joint ventures..        (49)         -             48           -
   Interest income............................................         42          8             74          25
   Other income...............................................          -          2              3           4
                                                                ---------   --------      ---------    --------
       Total income...........................................        111         10            360          29
                                                                ---------   --------      ---------    ---------

Expenses:
   Interest expense...........................................      3,382      2,680          6,616       5,331
   General and administrative expense.........................        129         92            188         169
                                                                ---------   --------      ---------    --------
       Total expenses.........................................      3,511      2,772          6,804       5,500
                                                                ---------   --------      ---------    --------

Loss before income taxes......................................     (3,400)    (2,762)        (6,444)     (5,417)

Provision for income taxes....................................          -         75             15         150
                                                                ---------    -------      ---------    --------

Net loss......................................................  $  (3,400)  $ (2,837)     $  (6,459)   $ (5,621)
                                                                ---------   --------      ---------    --------

Loss per share of Common stock outstanding....................  $   (1.96)  $  (1.64)     $   (3.73)   $  (3.25)
                                                                ---------   --------      ---------    --------

Weighted average shares of Common
   stock outstanding..........................................      1,731      1,731          1,731       1,731
                                                                ----------  --------      ---------    --------

  The accompanying notes  are an integral part of these financial statements.

                            LINCORP HOLDINGS, INC.
                           STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                   UNAUDITED

                                                         Three Months               Six Months
                                                        Ended June 30,             Ended June 30,
                                                     ---------------------      -------------------
                                                       1995         1994          1995       1994
                                                     ---------  ----------      ---------  --------
OPERATING ACTIVITIES
Net loss.....................................        $  (3,400) $ (2,837)       $ (6,459) $ (5,621)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Equity in operating results of real estate
    joint ventures...........................               49         -             (48)        -
   Decrease in marketable securities.........              216        84             202       137
   Decrease (increase) in other assets.......                4         -               7        (5)
   Increase in accrued interest payable......            3,264     2,690           6,410     5,323
   Increase in other liabilities.............              270        21             270       108
   Operating activities of real estate discontinued
    operations...............................                -        29               -        50
                                                     ---------  --------        --------  --------

Net cash provided by (used in) operating activities        403       (13)            382        (8)
                                                     ---------  --------        --------  --------
FINANCING ACTIVITIES
Repayment of borrowed funds..................             (144)        -            (144)        -
                                                     ---------  --------        --------  --------

Net cash used in financing activities........             (144)        -            (144)        -
                                                     ---------  --------        --------  --------
Net increase (decrease) in cash..............              259       (13)            238        (8)

Cash, beginning of period....................              104       118             125       113
                                                     ---------  --------        --------  --------

Cash, end of period..........................        $     363  $    105        $    363  $    105
                                                     ---------  ---------       --------  --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest..................................        $      87  $      -        $    205  $      -
                                                     ---------  --------        --------  --------
   Income taxes..............................        $       -  $      4        $     15  $     12
                                                     ---------  --------        --------  --------

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

     On March 4, 1994, Lincoln entered into a definitive agreement (the "Acquisition Agreement") with Anchor Savings Bank FSB ("Anchor") whereby Anchor would acquire all of the assets in the trust, including outstanding preferred and common stock of Lincoln and a senior secured note, for $80 million in cash. The transaction was subject to, among other things, regulatory approval of the OTS and the Federal Deposit Insurance Corporation. Approval of the transaction was granted on July 12, 1994 and the transaction was completed on August 12, 1994. As anticipated under the Acquisition Agreement, the Company received none of the proceeds from the sale of Lincoln but two of the Company's lenders received a total of $6.1 million as repayment of a portion of the principal amount of debt owed them. This payment to the Company's lenders represents a reduction in the loss recorded in 1992 relating to the Company's writedown of its investment in Lincoln. Accordingly, the Company has recorded a $6.1 million income adjustment in the fourth quarter of 1994 relating to the discontinued operations of Lincoln.


NOTE 2 - LIQUIDITY AND GOING CONCERN
------------------------------------

     At June 30, 1995, LHI had outstanding $151.9 million of indebtedness, including interest payable of $46.9 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior Credit Facilities, of which the principal amount is included in "Other Borrowed Funds". The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $138.8 million of the Company's Indebtedness and Hees International Bancorp, Inc. ("Hees"), which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtness, $13.1 million. LHI is in payment default under each of the above mentioned credit facilities. As part of the Agreement, the Company's lenders agreed to release their liens on the Lincoln Shares and substitute

                            LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS


therefor an interest in the proceeds from the sale of the Bank. These credit facilities are secured by a security interest in all of LHI's remaining assets.

     LHI's sources of funds during the six months ended June 30, 1995 and to date have been primarily funds from the sales of marketable securities and payments received from mortgage receivables. The assets generating the funds being utilized by LHI are part of the collateral package securing the above described credit facilities. Unless LHI's lenders are prepared to continue to defer in realizing on the pledged collateral and allow LHI to utilize the proceeds from such collateral to fund its ongoing operations, LHI will be unable to continue as a going concern.


NOTE 3 - CONTINUING OPERATIONS
------------------------------

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

Assets
     Cash                                                $     125
     Investment in marketable securities                       535
     Investment in real estate joint ventures, net          18,971
     Other assets                                              278
                                                         ---------
          Total Assets                                   $  19,909
                                                         ---------

Liabilities
     Other borrowed funds                                $ 105,158
     Accrued interest payable on other borrowed funds       41,049
     Mortgage debt, including accrued interest               5,904
     Note payable, including accrued interest               13,067
     Other liabilities                                       3,630
                                                         ---------
          Total Liabilities                                168,808
Stockholders' Deficit                                     (148,899)
                                                         ---------
          Total Liabilities and Stockholders' Deficit    $  19,909
                                                         ---------

     During July 1995, the Company lent $845,000 to a developer to refinance land previously purchased by the developer for residential home development. The Company will receive a $60,000 transaction fee, of which $5,000 will be paid up front, and the balance will be rolled into the loan. The total loan of $900,000 is for one year and carries a 10% interest rate, payable monthly, and is secured by a first mortgage on the land. In order to make this loan, the Company borrowed $550,000 from UEC under its existing line of credit.

                            LINCORP HOLDINGS, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DIVESTITURE OF THE LINCOLN SAVINGS BANK, FSB, LIQUIDITY AND GOING CONCERN, AND
------------------------------------------------------------------------------
CONTINUING OPERATIONS
---------------------

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

      On March 4, 1994, Lincoln entered into a definitive agreement (the "Acquisition Agreement") with Anchor Savings Bank FSB ("Anchor") whereby Anchor would acquire all of the assets in the trust, including outstanding preferred and common stock of Lincoln and a senior secured note, for $80 million in cash. The transaction was subject to, among other things, regulatory approval of the OTS and the Federal Deposit Insurance Corporation. Approval of the transaction was granted on July 12, 1994 and the transaction was completed on August 12, 1994. As anticipated under the Acquisition Agreement, the Company received none of the proceeds from the sale of Lincoln but two of the Company's lenders received a total of $6.1 million as repayment of a portion of the principal amount of debt owed them. This payment to the Company's lenders represents a reduction in the loss recorded in 1992 relating to the Company's writedown of its investment in Lincoln. Accordingly, the Company recorded a $6.1 million income adjustment in the fourth quarter of 1994 relating to the discontinued operations of Lincoln.

     At June 30, 1995, LHI had outstanding $151.9 million of indebtedness, including interest payable of $46.9 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior Credit Facilities, of which the principal amount is included in "Other Borrowed Funds". The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $138.8 million of the Company's Indebtedness and Hees International Bancorp, Inc. ("Hees"), which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtness, $13.1 million. LHI is in payment default under each of the above mentioned credit facilities. As part of the Agreement, the Company's lenders agreed to release their liens on the Lincoln Shares and substitute therefor an interest in the proceeds from the sale of the Bank. These credit facilities are secured by a security interest in all of LHI's remaining assets.

     LHI's sources of funds during the six months ended June 30, 1995 and to date have been primarily funds from the sales of marketable securities and payments received from mortgage receivables. The assets generating the funds being utilized by LHI are part of the collateral package securing the above described credit facilities.
Unless LHI'slenders are prepared to continue to defer in realizing on the pledged collateral and allow LHI to utilize the proceeds from such collateral to fund its ongoing operations, LHI will be unable to continue as a going concern.

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

     During July 1995, the Company lent $845,000 to a developer to refinance land previously purchased by the developer for residential home development. The Company will receive a $60,000 transaction fee, of which $5,000 will be paid up front, and the balance will be rolled into the loan. The total loan of $900,000 is for one year and carries a 10% interest rate, payable monthly, and is secured by a first mortgage on the land. In order to make this loan, the Company borrowed $550,000 from UEC under its existing line of credit.


RESULTS OF OPERATIONS
---------------------

Six Months Ended June 30, 1995 Compared to the Six Months Ended June 30, 1994.
------------------------------------------------------------------------------

     For the six months ended June 30, 1995, the Company had a net loss of $6.5 million compared to a $5.6 million net loss for the same period in 1994.

     As stated previously, effective January 1, 1995 the Company has reflected the results of its real estate operations as a continuing operation whereas these same operations during 1994 were accounted for as a discontinued operation with no effect on operating results.

The change in the operating results between 1995 and 1994 is primarily attributable to the accounting for the real estate operations. The $.3 million increase in income is due to rental income and equity income in real estate joint ventures and of the $1.3 million increase in expenses, $.8 million represents an increase in interest expense attributable to the Note and Mortgage payable on real estate assets.

FINANCIAL POSITION
------------------

Material Changes Since December 31, 1994
----------------------------------------

     After recognizing the effect of restating the Company's balance sheet as of January 1, 1995 to reflect the real estate operations as continuing operations, there were no other significant changes at June 30, 1995 compared to December 31, 1994.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          There have been no material developments with respect to litigation.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    LINCORP HOLDINGS, INC.



Dated:  August 11, 1995                             /s/  Jack R. Sauer
                                                    ----------------------------
                                                         Jack R. Sauer
                                                         Chief Financial Officer