Form 10-Q
period 1995-09-30
LINCORP HOLDINGS INC
filed 1995-11-06
CIK 202172

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q
                                   ---------

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

       For Quarter Ended September 30, 1995   Commission File No. 1-8249
                         ------------------                       ------

                            LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                  DELAWARE                            23-2161279
       --------------------------------- ---------------------------------------
       (State or Other Jurisdiction of   (I.R.S. Employer Identification Number)
       Incorporation or Organization)


               250 Park Avenue
             New York, New York                           10017
        -------------------------------- ---------------------------------------
         (Address of Principal Executive               (Zip Code)
         Offices)


         Registrant's Telephone Number,
         Including Area Code:                        (212) 599-0465
                                         ---------------------------------------


--------------------------------------------------------------------------------
    (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                 Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                          No __
                      ___

Indicate the number of shares outstanding or each of the issuer's classes of common stock, as of the latest practicable date.



       1,730,559 Shares of Common Stock Outstanding at November 1, 1995
       ----------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the registrant from the books of Lincorp Holdings, Inc. without audit (except for the Balance Sheet as of December 31, 1994), pursuant to the rules and regulations of the Securities and Exchange Commission. This information, which is subject to year-end adjustments, reflects all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-K.

                            LINCORP HOLDINGS, INC.
                                BALANCE  SHEETS

                            (dollars in thousands)

                                                                     September 30,         December 31,
                                                                          1995                 1994
                                                                     -------------         ------------
                                                                      (Unaudited)          (See Note 3)
ASSETS

Cash............................................................      $     582             $     125
Marketable securities, at fair value............................            111                   535
Investment in real estate assets, net...........................         15,273                     -
Other assets....................................................              4                     -
                                                                     ----------            ----------
                                                                      $  15,970             $     660
                                                                     ==========            ===========

LIABILITIES  AND  STOCKHOLDERS' DEFICIT

Liabilities:
     Debt on real estate, including accrued interest............      $  15,298              $      -
     Other borrowed funds, including accrued interest...........        155,388               136,141
     Net liability of real estate discontinued operations.......              -                10,518
     Other liabilities..........................................          3,763                 2,900
                                                                     ----------            ----------
                                                                        174,449               149,559
                                                                     ----------            ----------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and  outstanding........................              -                     -
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding.........................              -                     -
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding..................             17                    17
    Capital contributed in excess of par value..................        148,434               148,434
    Accumulated deficit.........................................       (306,930)             (297,350)
                                                                     ----------            ----------
                                                                       (158,479)             (148,899)
                                                                     ----------            ----------
                                                                      $  15,970             $      660
                                                                     ==========            ===========

  The accompanying notes are an integral part of these financial statements.

                            LINCORP HOLDINGS, INC.
                           STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)

                                   Unaudited

                                                                    Three Months          Nine Months
                                                                Ended September 30,   Ended September 30,
                                                                ------------------    ------------------
                                                                 1995        1994      1995        1994
                                                                ------      ------    ------     -------
Income:
   Rental income..............................................  $   130     $    -     $   365   $     -
   Equity in operating results of real estate joint ventures..      (44)         -           4         -
   Interest income............................................       43         16         117        41
   Other income...............................................      202          2         205         6
                                                                -------     ------     -------   -------
          Total income........................................      331         18         691        47
                                                                -------     ------     -------   -------

Expenses:
   Interest expense...........................................    3,385      2,680      10,001     8,011
   General and administrative expense.........................       61         44         249       213
                                                                -------     ------     -------   -------
          Total expenses......................................    3,446      2,724      10,250     8,224
                                                                -------     ------     -------   -------

Loss before income taxes......................................   (3,115)    (2,706)     (9,559)   (8,177)

Provision for income taxes....................................        6         75          21       225
                                                                -------     ------     -------   -------

Net loss......................................................  $(3,121)   $(2,781)    $(9,580)  $(8,402)
                                                                =======     ======     =======   =======

Loss per share of Common Stock outstanding....................  $ (1.80)   $ (1.60)    $ (5.53)  $ (4.85)
                                                                =======     ======     =======   =======

Weighted average shares of Common Stock outstanding...........    1,731      1,731       1,731     1,731
                                                                =======     ======     =======   =======

  The accompanying notes are an integral part of these financial statements.

                            LINCORP HOLDINGS, INC.
                           STATEMENTS OF CASH FLOWS

                                (in thousands)

                                   Unaudited

                                                                  Three Months                Nine Months
                                                              Ended September 30,          Ended September 30,
                                                             ---------------------        ---------------------
                                                              1995           1994          1995           1994
                                                             ------         ------        ------         ------
OPERATING ACTIVITIES
Net loss................................................... $(3,121)        $(2,781)      $(9,580)       $(8,402)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Equity in operating results of real estate
             joint ventures................................      44               -            (4)             -
          Proceeds from sale of real estate joint ventures.   6,930               -         6,930              -
          Investment in real estate assets.................  (3,228)              -        (3,228)             -
          Decrease in marketable securities................     222               -           424            137
          Decrease in other assets.........................     267             182           274            177
          Increase (decrease) in accrued interest payable..  (1,226)          2,680         5,184          8,003
          Increase (decrease) in other liabilities.........    (137)            (77)          133             31
          Operating activities of real estate discontinued
             operations....................................       -               -             -             50
                                                            -------         -------       -------        -------
Net cash provided by (used in) operating activities........    (249)              4           133             (4)
                                                            -------         -------       -------        -------

FINANCING ACTIVITIES
Funds borrowed.............................................   6,550               -         6,550              -
Repayment of borrowed funds................................  (6,082)              -        (6,226)             -
                                                            -------         -------       -------        -------
Net cash provided by financing activities..................     468               -           324              -
                                                            -------         -------       -------        -------
Net increase (decrease) in cash............................     219               4           457             (4)

Cash, beginning of period..................................     363             105           125            113
                                                            -------         -------       -------        -------

Cash, end of period........................................ $   582         $   109       $   582        $   109
                                                            =======         =======       =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
          Interest......................................... $ 4,612         $     -       $ 4,817        $     -
                                                            =======         =======       =======        =======

          Income taxes..................................... $     6         $     4       $    21        $    12
                                                            =======         =======       =======        =======

  The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DIVESTITURE OF THE LINCOLN SAVINGS BANK, FSB
-----------------------------------------------------

  The Lincoln Savings Bank, FSB ("Lincoln") was the primary asset of Lincorp Holdings, Inc., (the "Company"). On January 20, 1993, in connection with the transaction described below, the Company relinquished control of Lincoln by placing the common stock of Lincoln into a trust for eventual sale, and by filing a divestiture notice with the Office of Thrift Supervision (the "OTS").

  On March 4, 1994, Lincoln entered into a definitive agreement (the "Acquisition Agreement") with Anchor Savings Bank FSB ("Anchor") whereby Anchor would acquire all of the assets in the trust, including outstanding preferred and common stock of Lincoln and a senior secured note, for $80 million in cash. The transaction was subject to, among other things, regulatory approval of the OTS and the Federal Deposit Insurance Corporation. Approval of the transaction was granted on July 12, 1994 and the transaction was completed on August 12, 1994. As anticipated under the Acquisition Agreement, the Company received none of the proceeds from the sale of Lincoln but two of the Company's lenders received a total of $6.1 million as repayment of a portion of the principal amount of debt owed them. This payment to the Company's lenders represents a reduction in the loss recorded in 1992 relating to the Company's writedown of its investment in Lincoln. Accordingly, the Company recorded a $6.1 income adjustment in the fourth quarter of 1994 relating to the discontinued operations of Lincoln.


NOTE 2 - LIQUIDITY AND GOING CONCERN
------------------------------------

  At September 30, 1995, the Company had outstanding $155.4 million of indebtedness, including interest payable of $49.8 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior credit facilities.
The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $142.1 million of the Indebtedness and Hees International Bancorp, Inc. ("Hees"), which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the indebtedness, $13.3 million. The Company is in payment default
under each of the above mentioned credit facilities.   These credit facilities
are secured by a security interest in all of the Company's assets.

  The Company's sources of operating funds during the nine months ended September 30, 1995 and to date have been primarily funds from the sales of marketable securities and payments received from mortgage receivables. The assets generating the funds being utilized by the

Company are part of the collateral package securing the above described credit facilities. Unless the Company's lenders are prepared to continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.


NOTE 3 - CONTINUING OPERATIONS
------------------------------

  Effective January 1, 1995, as a result of an improving real estate market, the Company reformulated its business plan to focus on such activity. Accordingly, effective January 1, 1995, the Company restated its balance sheet to reflect the real estate operations as a continuing operation and will recognize its equity in the operating results of the real estate operations in accordance with the equity method of accounting. The following is the restated balance sheet of the Company as of January 1, 1995 (dollars in thousands):

Assets
   Cash                                                $     125
   Marketable securities                                     535
   Investment in real estate assets, net                  18,971
   Other assets                                              278
                                                      ----------
      Total Assets                                     $  19,909
                                                      ==========

Liabilities
   Debt on real estate, including accrued interest     $  18,971
   Other borrowed funds, including accrued interest      146,207
   Other liabilities                                       3,630
                                                      ----------
      Total Liabilities                                  168,808
Stockholders' Deficit                                   (148,899)
                                                      ----------
      Total Liabilities and Stockholders' Deficit      $  19,909
                                                      ==========

NOTE 4 - REAL ESTATE ASSET TRANSACTIONS
---------------------------------------

(A) During July 1995, the Company made a $845,000 loan to a developer to refinance land previously purchased by the developer for residential home development. The Company will receive a $60,000 transaction fee, of which $5,000 was paid up front, and the balance was rolled into the loan. The total loan of $900,000 is for one year and carries a 10% interest rate, payable monthly, and is secured by a first mortgage on the land. In order to make this loan, the Company borrowed $550,000 from UEC under its existing Junior credit facility.

(B) During September 1995, the Company sold substantially all of its limited partnership interests in two of its real estate joint ventures to the "General Partner" for $6.9 million, which equalled the Company's recorded net book value for these investments. In connection with the sale, the Company granted the General Partner an option, which expires December 31, 1996, to purchase it's remaining limited partnership interest not sold (1%) for $70,000.

     The proceeds from the sale were used to repay loans from the General Partner relating to the Company's real estate investments in Colorado State Bank Building ("CSBB") and Montgomery St. Land Lease ("MSLL").

(C) During September 1995, the Company drew down $6.0 million on an existing but unutilized line of credit provided by the General Partner and secured by the Company's investment in the CSBB, for the purpose of investing an additional $2.3 million in CSBB and making an additional repayment against the MSLL loan.

(D) At the end of September 1995, UEC purchased from the General Partner the outstanding balance on the Company's loan secured by CSBB and MSLL at face value. As a result of this transaction, all of the Company's debt is now held by UEC and Hees.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



DIVESTITURE OF THE LINCOLN SAVINGS BANK, FSB, LIQUIDITY AND GOING CONCERN, AND
------------------------------------------------------------------------------
CONTINUING OPERATIONS
---------------------

  The Lincoln Savings Bank, FSB ("Lincoln") was the primary asset of Lincorp Holdings, Inc., (the "Company"). On January 20, 1993, in connection with the transaction described below, the Company relinquished control of Lincoln by placing the common stock of Lincoln into a trust for eventual sale, and by filing a divestiture notice with the Office of Thrift Supervision (the "OTS").

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

  At September 30, 1995, the Company had outstanding $155.4 million of indebtedness, including interest payable of $49.8 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior credit facilities.
The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $142.1 million of the Indebtedness and Hees International Bancorp, Inc. ("Hees"), which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtedness, $13.3 million. The Company is in payment default under each of the above mentioned credit facilities. These credit facilities are secured by a security interest in all of the Company's assets.

  The Company's sources of operating funds during the nine months ended September 30, 1995 and to date have been primarily funds from the sales of marketable securities and payments received from mortgage receivables. The assets generating the funds being utilized by the Company are part of the collateral package securing the above described credit facilities. Unless the Company's lenders are prepared to continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

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

RESULTS OF OPERATIONS
---------------------

Nine Months Ended September 30, 1995 Compared to the Nine Months Ended September
--------------------------------------------------------------------------------
30,1994
-------

  For the nine months ended September 30, 1995, the Company had a net loss of $9.6 million compared to a $8.4 million net loss for the same period in 1994.

  As stated previously, effective January 1, 1995, the Company has reflected the results of its real estate operations as a continuing operation whereas these same operations during 1994 were accounted for as a discontinued operation with no effect on operating results.

  The change in the operating results between 1995 and 1994 is primarily attributable to the accounting for the real estate operations and an increase in interest expense as a result of increasing interest rates. The $.6 million increase in income is primarily due to rental income of $.4 million and a $.2 million gain on the sale of a mortgage receivable. Of the $2.0 million increase in interest expense, $1.2 million is attributable to the debt on real estate assets and the balance reflects an increase in interest rates.

FINANCIAL POSITION
------------------

Material Changes Since December 31, 1994
----------------------------------------

  During July 1995, the Company made a $845,000 loan to a developer to refinance land previously purchased by the developer for residential home development. The Company will receive a $60,000 transaction fee, of which $5,000 was paid up front, and the balance was rolled into the loan. The total loan of $900,000 is for one year and carries a 10% interest rate, payable monthly, and is secured by a first mortgage on the land. In order to make this loan, the Company borrowed $550,000 from UEC under its existing Junior credit facility.

  During September 1995, the Company sold substantially all of its limited partnership interests in two of its real estate joint ventures to the "General Partner" for $6.9 million, which equalled the Company's recorded net book value for these investments. In connection with the sale, the Company granted the General Partner an option, which expires December 31, 1996, to purchase it's remaining limited partnership interest not sold (1%) for $70,000.

  The proceeds from the sale were used to repay loans from the General Partner relating to the Company's real estate investments in Colorado State Bank Building ("CSBB") and Montgomery St. Land Lease ("MSLL").

  During September 1995, the Company drew down $6.0 million on an existing but unutilized line of credit provided by the General Partner and secured by the Company's investment in the CSBB, for the purpose of investing an additional $2.3 million in CSBB and making an additional repayment against the MSLL loan.

  At the end of September 1995, UEC purchased from the General Partner the outstanding balance on the Company's loans secured by CSBB and MSLL at face value. As a result of this transaction, all of the Company's debt is now held by UEC and Hees.

                          PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    (a) At September 30, 1995, the Company had outstanding $155.4 million of indebtedness, including interest payable of $49.8 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior credit facilities. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $142.1 million of the Company's Indebtedness and Hees International Bancorp, Inc. which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtedness, $13.3 million. The Company is in payment default under each of the above mentioned credit facilities. These credit facilities are secured by a security interest in all of the Company's assets.

    (b) Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


ITEM 5. OTHER INFORMATION

        Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Not applicable.

    (b) A Form 8-K was filed on September 28, 1995.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LINCORP HOLDINGS, INC.



Dated:  November 10, 1995                  /s/ Jack R. Sauer
                                           ----------------------
                                               Jack R. Sauer
                                               Chief Financial Officer