Form 10-K
period 1995-12-31
LINCORP HOLDINGS INC
filed 1996-03-26
CIK 202172

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                             --------------------

                                   FORM 10-K


(Mark One)
 ___
/ X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
 ---   ACT OF 1934    [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                          -----------------

                                       OR
 ___
/___/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934    [NO FEE REQUIRED]

For the transition period from ________  to  _________


                         Commission file number 1-8547
                                                ------



                             LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           DELAWARE                            23-2161279
           --------                            ----------
   (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
    Incorporation or Organization)


       250 Park Avenue
        New York, New York                       10017
        ------------------                       -----
   (Address of Principal Executive             (Zip Code)
    Offices)


   Registrant's Telephone Number,
        Including Area Code:                   (212) 599-0465
        --------------------                   --------------


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, par value $.01 per share                 NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

          Yes   X                     No
              ----                       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of such stock, which is traded over the counter, on February 29, 1996, was an indeterminate nominal amount, since there was only one identifiable transaction for 100 shares of stock during 1995 and through February 29, 1996. On February 29, 1996, there were 1,730,559 shares of registrant's common stock outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


      See Item 14 (c) for a listing of exhibits incorporated by reference.

                                     PART I

ITEMS  1 AND 2.    BUSINESS AND PROPERTIES OF LINCORP HOLDINGS, INC.
--------------     -------------------------------------------------

RECENT DEVELOPMENTS

   Effective January 1, 1995, as a result of an improving real estate market, Lincorp Holdings, Inc (the "Company") reformulated their business plan to focus on such activity. Accordingly, effective January 1, 1995, the Company restated its balance sheet to reflect the real estate operations as a continuing operation. The restatement had no effect on prior period Statements of Operations and effective January 1, 1995, the Company recognized the results of its real estate operations as part of its results from continuing operations. This included recording its equity in the operating results of its real estate joint ventures in accordance with the equity method of accounting as well as recording rental and other income and expenses from its other real estate activities. See Note 1 to the Company's Financial Statements.

   As of January 1, 1995, the Company's real estate investments included two 50% limited partnership investments (the "Main Partnership" and the "California Partnership") which own and operate several commercial real estate properties. These Partnerships have the same "General Partner" and as discussed below, the Company sold substantially all of it's interest in these two Partnerships to the General Partner during 1995. In addition, the Company has a 25% limited partnership investment in a commercial building (the Colorado State Bank Building located in Denver, Colorado ("CSBB")) and, a commercial land lease (the Montgomery St. Land Lease located in San Francisco California ("MSLL")). See
Note 1 to the Company's Financial Statements.

   At December 31, 1995 the Company had approximately $158.0 million of principal indebtedness and accrued and unpaid interest (the "Indebtedness") outstanding under its Senior, Subordinated and Junior credit facilities. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $144.5 million of the Company's Indebtedness and Hees International Bancorp, Inc. ("Hees"), which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtedness, $13.5 million. The Company is in payment default under each of the above mentioned credit facilities. These credit facilities are secured by a security interest in all of the Company's non real estate assets. See Note 6 to the Company's Financial Statements.

The Company's sources of funds during the year ended December 31, 1995, and to date have been primarily from the sale of marketable securities and payments received from mortgage receivables. The assets being utilized to fund the Company's operations are part of the collateral package securing the Company's Indebtedness. Unless the Company's lenders continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its day to day operating expenses, the Company will be unable to continue as a going concern. The Company is continuing to meet with its lenders to discuss its future prospects. The Company hopes that its lenders will continue to forbear from exercising their remedies so that the Company may seek out opportunities which, among other matters, will allow it to realize on its intangible assets and tax attributes, including net operating loss carryforwards, capital losses and built-in losses. As of December 31, 1995, the Company's net worth was a negative $161.7 million.

REAL ESTATE TRANSACTIONS

   During July, 1995, the Company made a $845,000 loan to a developer to refinance land previously purchased by the developer for residential home development. The Company will receive a $60,000 transaction fee, of which $5,000 was paid up front, and the balance was rolled into the loan. The total loan of $900,000 is for one year and carries a 10% interest rate, payable monthly, and is secured by a first mortgage on the land. In order to make this loan, the Company borrowed $550,000 from UEC under its existing Junior credit facility.

   During September, 1995, the Company sold substantially all of its limited partnership interests in the Main and California Partnerships to the General Partner for $6.9 million which equaled the Company's recorded net book value for these investments. In connection with the sale, the Company granted the General Partner an option, which expires December 31, 1996, to purchase it's remaining Main Partnership interest not sold (1%) for $70,000.

   The proceeds from the sale were used to repay loans from the General Partner relating to the Company's real estate investments in CSBB and MSLL.

   During September, 1995, the Company drew down $6.0 million of an existing but unutilized line of credit provided by the General Partner and secured by the Company's investment in the CSBB, for the purpose of investing an additional $2.3 million in CSBB and making an additional repayment against the MSLL loan. See Note 6 to the Company's Financial Statements.

   At the end of September, 1995, UEC purchased from the General Partner the outstanding balances on the Company's loans secured by CSBB and MSLL at face value, which at December 31, 1995, were $6.2 million and $9.5 million, respectively. As a result of this transaction, all of the Company's debt is now held by UEC and Hees. See Note 6 to the Company's Financial Statements.

LINCOLN SAVINGS BANK, FSB

   As previously reported, the Lincoln Savings Bank, FSB ("Lincoln") was the primary asset of the Company. On January 20, 1993, in connection with the transaction described below, the Company relinquished control of Lincoln by placing the common stock of Lincoln (the "Lincoln Shares") into a trust for eventual sale, and by filing a divestiture notice with the Office of Thrift Supervision (the "OTS").

   On March 4, 1994, Lincoln entered into a definitive agreement (the "Acquisition Agreement") with Anchor Savings Bank FSB ("Anchor") whereby Anchor would acquire all of the assets in the trust (the "Trust Assets"), including outstanding preferred and common stock of Lincoln and a senior secured note, for $80 million in cash. The transaction was subject to, among other things, regulatory approval of the OTS and the

Federal Deposit Insurance Corporation. Approval of the transaction was granted on July 12, 1994, and the transaction was completed on August 12, 1994. As anticipated under the Acquisition Agreement, the Company received none of the proceeds from the sale of Lincoln but two of the Company's lenders received a total of $6.1 million as repayment of a portion of the principal amount of debt owed them. This payment to the Company's lenders represented a reduction in the loss recorded in 1992, relating to the Company's writedown of its investment in Lincoln. Accordingly, the Company recorded a $6.1 million income adjustment in 1994, relating to the discontinued operations of Lincoln.

EMPLOYEES

   The Company presently has no compensated employees


ITEM 3.      LEGAL PROCEEDINGS
------       -----------------

   A tax assessment (the "Assessment") has been made by the Commonwealth of Massachusetts against a former wholly-owned subsidiary of the Company, which was dissolved in July 1990. The Massachusetts Department of Revenues (the "MDR") stated, in a notice dated February 15, 1992, that the amount due and owing was $1.2 million and it is believed that additional interest and/or penalties have been imposed with regard to the Assessment. On November 29, 1993, an Offer in Settlement (the "Offer") was forwarded to the MDR with respect to the Assessment which was rejected by the MDR on October 26, 1995. The ultimate outcome of the Assessment cannot be determined at this time.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------       ---------------------------------------------------

             Not Applicable.

                                    PART II

ITEM 5.            MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
------             --------------------------------------------------------
                   EQUITY AND RELATED STOCKHOLDER MATTERS
                   --------------------------------------

   The Company's Common Stock is traded over the counter. During 1995, there was only one identifiable stock transaction for 100 shares at $.01 per share.

   On February 29, 1996, there were approximately 765 stockholders of record of the Company's Common Stock. There were no dividends paid on the Company's Common Stock in 1995 and 1994.


ITEM 6.                    SELECTED FINANCIAL DATA
------                     -----------------------

                                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                        1995       1994       1993        1992        1991
                                                     ----------  ---------  ---------  -----------  ---------
                                                                      (DOLLARS IN THOUSANDS)

Interest income....................................   $    144   $     47   $     27    $       5   $    709
Interest expense...................................    (13,316)   (10,751)   (10,786)     (10,968)   (11,478)
Rental income......................................        487         --         --           --         --
Other income.......................................        253      1,537        176           16        154
Other expense......................................       (312)      (375)      (598)        (997)    (1,752)
                                                      --------   --------   --------    ---------   --------
Loss from continuing operations before
   income taxes....................................    (12,744)    (9,542)   (11,181)     (11,944)   (12,367)
Provision (benefit) for income taxes...............         23        300        300         (804)    (1,196)
                                                      --------   --------   --------    ---------   --------
Loss from continuing operations....................    (12,767)    (9,842)   (11,481)     (12,748)   (11,171)
Discontinued operations (loss from operations
   of the Lincoln Savings Bank FSB, net of
   taxes/benefit)..................................         --         --         --       (4,933)   (38,747)
Recovery (loss) on writedown of investment in the
   Lincoln Savings Bank, FSB.......................         --      6,143         --      (90,040)        --
Decrease in estimated writedown of assets from
   discontinued real estate operations.............         --      4,510         --           --         --
Reversal of provision for income taxes relating
   to discontinued operations......................         --      3,370         --           --         --
                                                      --------   --------   --------    ---------   --------
Net income (loss)..................................    (12,767)     4,181    (11,481)    (107,721)   (49,918)
Preferred dividend requirements....................         --         --         --           --        900
                                                      --------   --------   --------    ---------   --------
Income (loss) attributable to common stockholders..   $(12,767)  $  4,181   $(11,481)   $(107,721)  $(50,818)
                                                      --------   --------   --------    ---------   --------

ITEM 6.                    SELECTED FINANCIAL DATA, CONTINUED
------                     -----------------------


                                                               AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------
                                                       1995        1994         1993        1992        1991
                                                    ----------  -----------  ----------  ----------  -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA

Per share amounts (1)
Income (loss) per share of common stock and
   common stock equivalents.......................  $   (7.38)   $    2.42   $   (6.63)  $  (62.23)  $   (29.36)
                                                    ---------    ---------   ---------   ---------   ----------

Weighted average shares of common stock
   and common stock equivalents
   outstanding....................................      1,731        1,731       1,731       1,731        1,731
                                                    ---------    ---------   ---------   ---------   ----------

BALANCE SHEET DATA

Total assets......................................  $  16,181    $     660   $   1,204   $   2,256   $2,564,868
                                                    ---------    ---------   ---------   ---------   ----------

Deposits..........................................  $ --        $--          $--         $ --        $2,246,252
                                                    ---------   ----------   ---------   ---------   ----------

Other borrowed funds, excluding accrued interest..  $ 105,215    $  97,229   $ 102,301   $ 103,301   $  206,530
                                                    ---------    ---------   ---------   ---------   ----------

Total stockholders' deficit.......................  $(161,666)   $(148,899)  $(153,080)  $(141,599)  $  (35,675)
                                                    ---------    ---------   ---------   ---------   ----------

(1)  Restated to reflect a 10 for 1 reverse stock split in September 1992.

                            QUARTERLY FINANCIAL DATA

                                                    Net
                    Interest         Net          Income
                    and Other       Income        (Loss)
                     Income         (Loss)       Per Share
                  -------------  ------------  -------------
                   (In Thousands, Except Per Share Amounts)


1995:
First Quarter...         $  249     $ (3,059)        $(1.77)
Second Quarter..            111       (3,400)         (1.96)
Third Quarter...            331       (3,121)         (1.80)
Fourth Quarter..            193       (3,187)         (1.85)
                         ------     --------         ------

Year............         $  884     $(12,767)        $(7.38)
                         ------     --------         ------


1994:
First Quarter...         $   19     $ (2,784)        $(1.61)
Second Quarter..             10       (2,837)         (1.64)
Third Quarter...             18       (2,781)         (1.60)
Fourth Quarter..          1,537       12,583           7.27
                         ------     --------         ------

Year............         $1,584     $  4,181         $ 2.42
                         ------     --------         ------

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------              ---------------------------------------
                    FINANCIAL   CONDITION AND RESULTS OF OPERATIONS
                    ----------  -----------------------------------

     DIVESTITURE OF THE LINCOLN SAVINGS BANK, FSB, LIQUIDITY AND GOING CONCERN, AND CONTINUING OPERATIONS

     The Lincoln Savings Bank, FSB ("Lincoln") was the primary asset of Lincorp Holdings, Inc., (the "Company"). On January 20, 1993, in connection with the transaction described below, the Company relinquished control of Lincoln by placing the common stock of Lincoln into a trust for eventual sale, and by filing a divestiture notice with the Office of Thrift Supervision (the "OTS").

     On March 4, 1994, Lincoln entered into a definitive agreement (the "Acquisition Agreement") with Anchor Savings Bank FSB ("Anchor") whereby Anchor would acquire all of the assets in the trust (the "Trust Assets"), including outstanding preferred and common stock of Lincoln and a senior secured note, for $80 million in cash. The transaction was subject to, among other things, regulatory approval of the OTS and the Federal Deposit Insurance Corporation. Approval of the transaction was granted on July 12, 1994, and the transaction was completed on August 12, 1994. As anticipated under the Acquisition Agreement, the Company received none of the proceeds from the sale of Lincoln but two of the Company's lenders received a total of $6.1 million as repayment of a portion of the principal amount of debt owed them. This payment to the Company's lenders represented a reduction in the loss recorded in 1992 relating to the Company's writedown of its investment in Lincoln. Accordingly, the Company recorded a $6.1 million income adjustment in 1994 relating to the discontinued operations of Lincoln.

     At December 31, 1995, the Company had approximately $158.0 million of principal indebtedness and accrued and unpaid interest (the "Indebtedness") outstanding under its Senior, Subordinated and Junior credit facilities. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $144.5 million of the Indebtedness and Hees International Bancorp, Inc. ("Hees"), which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtedness, $13.5 million. The Company is in payment default under each of the above mentioned credit facilities. These credit facilities are secured by a security interest in all of the Company's non real estate assets. See Note 6 to the Company's Financial Statements.

     The Company's sources of operating funds during the year ended December 31, 1995, and to date have been primarily from the sales of marketable securities and payments received from mortgage receivables. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lenders are prepared to continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

     Effective January 1, 1995, as a result of an improving real estate market, the Company reformulated their business plan to focus on such activity. Accordingly, effective January 1, 1995, the Company restated its balance sheet to reflect the real estate operations as a continuing operation. The restatement had no effect on prior period Statements of Operations and effective January 1, 1995, the Company recognized the results of its real estate operations as part of its results from continuing operations. This included recording its equity in the operating results of its real estate joint ventures in accordance with the equity method of accounting as well as recording rental and other income and expenses from its other real estate activities. See Note 1 to the Company's Financial Statements.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994
---------------------

     For the year ended December 31, 1995, the Company's continuing operations had a loss of $12.8 million compared to a loss of $9.8 million for the year ended December 31, 1994.

     As previously stated, effective January 1, 1995, the Company reflected the results of its real estate operations as a continuing operation whereas these same operations during 1994 were accounted for as a discontinued operation with no effect on operating results.

     Total income for 1995 decreased by $.7 million compared to 1994 as 1994 included other income of $1.5 million resulting from the reversal of certain prior period reserves while 1995 includes no such reversals. However, 1995, does include $.5 million in rental income which was included in discontinued operations in 1994, and a $.3 million gain on the sale of mortgage receivables, which is included in other income.

     During 1995, the Company sold substantially all of its interest in the Main and California Partnerships for $6.9 million which equalled the Company's recorded net book value for these investments.

     Interest expense increased $2.6 million, of which $1.6 million is attributable to the debt on real estate assets and $.8 million is attributable to Hees debt, both of which were included in discontinued operations during 1994, and the balance reflects an increase in interest rates.

1994 COMPARED TO 1993
---------------------

     For the year ended December 31, 1994, the Company had net income of $4.2 million compared to a net loss of $11.5 million for the year ended December 31, 1993. This $15.7 million change from 1993 to 1994 is primarily attributable to the following:

     (1) A $6.1 million recovery on the writedown of its investment in Lincoln as two of the Company's lenders received a total of $6.1 million, as repayment of a portion of the principal amount of debt owed them, in connection with the closing of the Lincoln sale to Anchor.
     (2) A $4.5 million decrease in the estimated writedown of assets from discontinued real estate operations primarily due to an improved real estate market.
     (3) A $3.4 million reversal of accrued income taxes relating to discontinued operations reflecting a revision of the Company's estimate of this liability.
     (4) A $1.5 million increase in other income related to the reversal of certain prior period reserves that are no longer needed.

FINANCIAL POSITION

MATERIAL CHANGES DURING 1995
----------------------------

     Effective January 1, 1995, as a result of an improving real estate market, the Company reformulated their business plan to focus on such activity. Accordingly, effective January 1, 1995, the Company restated its' balance sheet to reflect the real estate operations as a continuing operation. The restatement had no effect on prior period Statements of Operations and effective January 1, 1995, the Company recognized the results of its real estate operations as part of its results from continuing operations. This included recording its equity in the operating results of its real estate joint ventures in accordance with the equity method of accounting as well as recording rental and other income and expenses from its other real estate activities.

     As of January 1, 1995, the Company's real estate investments included two 50% limited partnership investments (the "Main Partnership" and the "California Partnership") which own and operate several commercial real estate properties. These Partnerships have the same "General Partner" and as discussed below, the Company sold substantially all of it's interest in these two Partnerships to the General Partner during 1995. In addition, the Company has a 25% limited partnership investment in a commercial building (the Colorado State Bank Building located in Denver, Colorado ("CSBB")) and, a commercial land lease (the Montgomery St. Land Lease located in San Francisco California ("MSLL")). See
Note 1 to the Company's Financial Statements.

     At December 31, 1995, the Company had approximately $158.0 million of principal indebtedness and accrued and unpaid interest (the "Indebtedness") under its Senior, Subordinated and Junior credit facilities. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $144.5 million of the Company's Indebtedness and Hees International Bancorp, Inc. ("Hees"), which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtedness, $13.5 million. The Company is in payment default under each of the above mentioned credit facilities. These credit facilities are secured by a security interest in all the Company's non real estate assets. As of December 31, 1995, the Company's net worth was a negative $161.7 million. See Note 6 to the Company's Financial Statements.

     During July, 1995, the Company made a $845,000 loan to a developer to refinance land previously purchased by the developer for residential home development. The Company will receive a $60,000 transaction fee, of which $5,000 was paid up front, and the balance was rolled into the loan. The total loan of $900,000 is for one year and carries a 10% interest rate, payable monthly, and is secured by a first mortgage on the land. In order to make this loan, the Company borrowed $550,000 from UEC under its existing Junior credit facility.

     During September, 1995, the Company sold substantially all of its limited partnership interests in the Main and California Partnerships to the General Partner for $6.9 million. In connection with the sale, the Company granted the General Partner an option, which expires December 31, 1996, to purchase it's remaining Main Partnership interest not sold (1%) for $70,000.

     The proceeds from the sale were used to repay loans from the General Partner relating to the Company's real estate investments in CSBB and MSLL.

     During September 1995, the Company drew down $6.0 million of an existing but unutilized line of credit provided by the General Partner and secured by the Company's investment in the CSBB, for the purpose of investing an additional $2.3 million in CSBB and making an additional repayment against the MSLL loan. See Note 6 to the Company's Financial Statements.

     At the end of September 1995, UEC purchased from the General Partner the outstanding balance on the Company's loans secured by CSBB and MSLL at face value, which at December 31, 1995, was $6.2 million and $9.5 million, respectively. As a result of this transaction, all of the Company's debt is now held by UEC and Hees. See Note 6 to the Company's Financial Statements.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------              -------------------------------------------

     The Financial Statements of the Company are set forth in Part IV on pages F-1 to F-16 and incorporated herein by reference. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for a complete list of Financial Statements and Financial Statement Schedules.


ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------                ---------------------------------------------
                      ON   ACCOUNTING AND FINANCIAL DISCLOSURE
                      ---  -----------------------------------


(i) On November 11, 1994, Price Waterhouse, LLP declined to stand for re-election as the independent accountants for the Company.

(ii) The reports of Price Waterhouse, LLP on the financial statements for the two fiscal years ended December 31, 1993 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle. The reports of Price Waterhouse, LLP on the financial statements for the two fiscal years ended December 31, 1993, were qualified as to going concern uncertainty.

 (iii) The Company's Board of Directors participated in and approved the decision to change independent accountants.

(iv)   In connection with its audits for the two fiscal years ended December
       31, 1993, and through November 11, 1994, there have been no disagreements with Price Waterhouse, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse, LLP would have caused them to make reference thereto in their report on the financial statements for such years.

(v) During the fiscal year ended December 31, 1993, and through November 11, 1994, there have been no reportable events (as defined in Regulation S-K Item 304 (a) (i) (v)).

(vi) On November 11, 1994, KPMG Peat Marwick LLP was engaged as the independent accountants for the Company.

                                    PART III

ITEM 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------             --------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

     The term of each director is for one year and thereafter until his successor shall have been elected and qualified. The Company's executive officers are elected by, and serve at the discretion of the Board of Directors.

     The following table sets forth the name, age, principal occupation and position with the Company, if any, of each director and executive officer of the Company on March 22, 1996, and the year each director was first elected to the Board of Directors of the Company:

                                                                                                Director
                                                                                                 of the
Name and Position                                                                               Company
with the Company                                           Age   Present Principal Occupation    since
---------------------------------------------------------  ---  ------------------------------  --------
Ian G. Cockwell                                             48  President of Westcliff              1994
Director                                                        Management Services Inc.
                                                                and Unicorp Energy Corporation

William Kirschenbaum                                        51  Chairman of Hamilton                1982
Director (2) (3)                                                Financial Services Corporation

George S. Mann                                              63  Chairman of the Board and           1981
Chairman of the Board                                           President of the Company
of Directors and
President (1)

Ralph V. Marra                                              58  Chairman and President of           1994
Director                                                        ELM Consulting Corporation

Herbert R. Silverman                                        81  Senior Advisor to Bank              1981
Director (1) (2) (3)                                            Julius Baer

--------------
     (1) Member of the Executive Committee.
     (2)   Member of the Audit Committee.
     (3) Member of the Arms Length Committee.

     Ian G. Cockwell has been President of Westcliff Management Services Inc. since prior to 1988, and UEC since 1992. He has been a Director of the Company since November 1994.

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

     Ralph V. Marra has been the Chairman and President of ELM Consulting Corporation since October of 1994. He was the Chief Financial Officer of Lincoln from November 1989, until October of 1994, and was the Chief Accounting Officer and Treasurer of Lincoln from December 1988, through November 1989.
From March 1988, to December 1988, Mr. Marra was the Chief Administrative Officer of Lincoln. From August 1984, to December 1993, he was a Senior Vice President of the Company and from March 1987, until December 1993, he was the Company's Treasurer. He has been a Director of the Company since November 1994.

     Herbert R. Silverman was Chairman, Finance Committee, of Helmsley-Spear, Inc., a nationwide real estate organization, from 1974, until his retirement on January 31, 1990. He is Senior Advisor to Bank Julius Baer, an affiliate of the Julius Baer Group of Switzerland. Through 1993, Mr. Silverman was Vice Chairman of the Board of Trustees of New York University, and is a life member of the Board of Trustees of Rutgers University and a trustee of Neuberger and Berman Mutual Funds. He has been a member of the Board of Directors of Hamilton Financial Services Corporation since November 1993, and a member of the Board of Directors of National Patent Systems since 1994.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes of ownership (Forms 3, 4 and 5) of the Company's Common Stock with the Securities and Exchange Commission (the "SEC").

Officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by the SEC regulations to furnish the Company with copies of such forms that they file.

     To the Company's knowledge, based soley on the Company's review of the copies of such reports received by the Company during the fiscal year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of the Company's Common Stock, were complied with.


DIRECTORS REMUNERATION
----------------------

     Directors of the Company receive a quarterly fee of $1,500 in addition to a fee of $600 for actual attendance at each directors' or committee meeting. For meetings of any committee held on the same day as any meeting of the Board of Directors, the fee for attendance at the committee meetings is $300. Where meetings of the Board or committees thereof are held by telephone conference, directors receive a fee of $150. Fees paid to all directors for attendance at the Board and committee meetings during the year ended December 31, 1995, totaled $33,150.


DIRECTORS MEETING AND COMMITTEES
--------------------------------

     The Board of Directors of the Company held 5 meetings during the fiscal year ended December 31, 1995. No member of the Board attended fewer than 3 of the 5 meetings held during the fiscal year.

     The Board of Directors has a standing Audit Committee which represents the Board of Directors in its relations with the Company's independent accountants and oversees the Company's compliance with operating procedures and policies. This committee also approves the scope of the Company's financial statement examinations, monitors the adequacy of the Company's internal controls and reviews and monitors any other activity that the committee deems necessary or appropriate. The Company does not have a standing Compensation or Nominating Committee. The Executive Committee is authorized to act on behalf of the Board of Directors between Board meetings and to have such powers and duties which may lawfully be assigned to it under Delaware law. The Board of Directors has an Arms Length Committee comprised of independent directors to review transactions involving both the Company and UEC.

     The only Committee which held a meeting during the Company's fiscal year ended December 31, 1995, was the Audit Committee which held one meeting.


ITEM 11.                       EXECUTIVE COMPENSATION
-------                        ----------------------

     George S. Mann, the Chief Executive Officer ("CEO") of the Company, did not receive any compensation for his services as CEO during any of the fiscal years ended December 31, 1995, 1994 or 1993. No other executive officer of the Company received in excess of $100,000 per annum in any of the fiscal years ended December 31, 1995, 1994 or 1993.

     No compensation committee report or performance graph is included herein because the chief executive officer draws no salary from the Company.

ITEM 12.       SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND OFFICERS AND
-------        ----------------------------------------------------------
               OTHER PRINCIPAL HOLDERS OF THE COMPANY'S VOTING SECURITIES
               ----------------------------------------------------------

     The table below sets forth information concerning the shares of the Common Stock beneficially owned by the individual directors, all directors and officers of the Company as a group without naming them and each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of February 29, 1996. The address of each of the directors is c/o Lincorp Holdings, Inc., 250 Park Avenue, Suite 2020, New York, New York 10017. The address of UEC is BCE Place Suite 2320 Toronto, Ontario, Canada M5J151.

                                   Shares of
                                 Common Stock
                                 Beneficially
          Name of                Owned as of      Percent of
      Beneficial Owner        February 29, 1996      Class
----------------------------  -----------------  -------------

Unicorp Energy                        1,286,886          74.3%
     Corporation (1)

Ian G. Cockwell (1)                   1,286,886          74.3%

William Kirschenbaum                      3,767             *

George S. Mann (1)                    1,286,886          74.3%

Herbert R. Silverman                        471             *

All officers and directors            1,291,124          74.6%
as a group (5 persons) (1)

------------

*  Less than 1%

(1) The stockholdings indicated for Messrs. Cockwell and Mann are all owned directly by UEC. Messrs. Cockwell and Mann disclaim beneficial ownership of all such shares.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------            ----------------------------------------------

     See Item 2 - Real Estate Transactions.

                                    PART IV

ITEM 14.
-------

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                       PAGE
                                                                       ----
(a) (1)  Financial Statements
        Reports of Independent Accountants.......................    F-1 and F-2

        Balance Sheets as of December 31, 1995 and 1994..........          F-3

        Statements of Operations for the years ended
          December 31, 1995, 1994, and 1993......................          F-4

          Statements of Changes in Stockholders' Deficit
          for the years ended December 31, 1995, 1994, and 1993..          F-5

          Statements of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993.......................          F-6

        Notes to Financial Statements............................          F-8

        All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

   (b)  Reports on Form 8-K

        None.

   (c)  Exhibits
                                                                          PAGE
                                                                          ----

      3.1  Restated Certificate of Incorporation of the Company,             *
          as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987).

    3.2  By-Laws of the Company as amended to date (incorporated             *
          by reference to Exhibit 3.2 to the Company's Annual Report
          Form 10-K for the year ended December 31, 1986).

  10.01    Subscription and Purchase Agreement dated December                *
          31, 1987, between the Company and UEC (incorporated by reference to Exhibit 2.2 to the Company's Current Report
          Form 8-K dated January 14, 1988).

 10.02  Letter Agreement re:  Line of Credit dated November 30, 1989,        *
        between UEC and the Company (incorporated by reference to Exhibit
        10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

 10.03  Revolving Demand Note dated November 30, 1989,                       *
         from the Company to UEC (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

 10.04  Consulting Agreement dated as of February 13, 1990,                  *
          between the Company and Coscan Inc. (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

 10.05  Letter Agreement re:  Operating Deficit Loan Agreement                *
        dated February 13, 1990, between the Company and Coscan Inc. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

 10.06   Form of Promissory Note from the Company to Coscan Inc.              *
         (incorporated by reference to Exhibit 10.29 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1989).

10.07    Closing Agreement, dated as of July 23, 1990, among                 *
          the Company, Coscan Colorado Inc. ("CCI"), Coscan Colorado
         LHI Inc. and Coscan Commercial Limited Partnership, a California Limited Partnership ("Coscan California) (incorporated by reference to Exhibit 28.1 to the Company's Report on Form 8-K dated August 13, 1990).

10.08  Closing Agreement, dated as of July 23, 1990, among the                *
       Company, Coscan California Commercial Inc. ("CCC"), Coscan
       California LHI Inc. and Coscan Commercial Limited Partnership, a California Limited Partnership ("Coscan California) (incorporated by reference to Exhibit 28.2 to the Company's Report on Form 8-K dated August 13, 1990).

10.09  Agreement of Limited Partnership of Coscan Commercial,                 *
       dated as of July 23, 1990 (incorporated by reference to Exhibit 28.3 to the Company's Report on Form 8-K dated
       August 13, 1990).

10.10  Agreement of Limited Partnership of Coscan Commercial,                 *
       dated as of July 23, 1990 (incorporated by reference to Exhibit 28.3 to the Company's Report on Form 8-K dated
       August 13, 1990).

10.11   Letter Agreement, dated as of July 23, 1990, among CCI,              *
        CCC, the Company, Coscan Commercial and Coscan California, regarding loans by CCI and CCC (incorporated by reference to Exhibit 28.5 to the Company's Report on Form 8-K dated August
        13, 1990).

10.12  $24,000,000 Secured Revolving Credit Agreement, dated                *
        as of July 25, 1990 (the "Senior Credit Agreement"), among the Company, Hees International Bancorp Inc. ("Hees"), National
        Bank of Canada ("NBC") and NBC, as Agent (incorporated by reference to Exhibit 28.6 to the Company's Report on Form 8-K dated August 13, 1990).

10.13   Amended and Restated Credit Agreement, dated as of July              *
        July 25, 1990, between the Company and NBC (incorporated by reference to Exhibit 28.7 to the Company's Report on Form 8-K dated August 13, 1990).

10.14   Letter Agreement, dated July 25, 1990, between UEC                    *
        and the Company regarding the revolving line of credit from UCC to the Company (incorporated by reference to Exhibit 28.8 to the Company's Report on Form 8-K dated August 13, 1990).

10.15  Securities Pledge Agreement, dated as of July 25, 1990,                *
       by the Company in favor of UEC (incorporated by reference to Exhibit 28.8 to the Company's Report on Form 8-K dated August 13,
       1990).

10.16   Lincorp Pledge Agreement, dated as of July 25, 1990, by Lincorp      *
        Inc. in favor of UEC (incorporated by reference to Exhibit 28.10 to the Company's Report on Form 8-K dated August 13, 1990).

10.17  Subsidiaries Pledge Agreement, dated as of July 25, 1990,             *
       by Unicorp Delaware I, Inc., Unicorp Delaware II, Inc. and ITT
       Missouri Corp. in favor of UEC (incorporated by reference to Exhibit
       28.11 to the Company's Report on Form 8-K dated August 13, 1990).

10.18   Security Agreement, dated as of July 25, 1990, by the                 *
        Company in favor of UEC (incorporated by reference to Exhibit
        28.12 to the Company's Report on Form 8-K dated August 13, 1990).

10.19  Agreement Relating to the Lincoln Savings Bank, FSB dated              *
       as of December 31, 1992, among the OTS, the Company and certain other parties (incorporated by reference to Exhibit A to the
        Company's Current Report on Form 8-K dated January 20, 1993).

10.20   Trust Agreement dated as of January 20, 1993, among the               *
        OTS, the Company and certain other parties (incorporated by reference to Exhibit B to the Company's Current Report on Form 8-K dated January 20, 1993).

10.21   Consent Agreement dated March 4, 1994, among UEC,                    *
        Union Holdings, Inc., Lincorp, Inc., the Company, Hees
        International Bancorp, Inc., National Bank of Canada, Anthony
        M. Frank, as trustee, the Lincoln Savings Bank, FSB and Anchor
        Savings Bank FSB (incorporated by referenced to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.22   Loan Modification Agreement dated as of September 28,                *
        1995, by and between Coscan, Inc. and the Company (incorporated by reference to Exhibit B to the Company's Report on Form 8-K dated September 28, 1995).

10.23   Loan Modification Agreement dated as of September 28,                *
        1995, by and between CCI and the Company (incorporated by reference to Exhibit C to the Company's Report on Form 8-K dated September 28, 1995.)

10.24 Agreement dated as of September 5, 1995,by and among CCI, the Company, Coscan Limited Partner Corporation, CCC, Coscan California Limited Partner Corporation and Coscan, Inc.

22      Subsidiaries of the Company.

----------
*  Incorporated by reference.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in New York, New York.


Dated:  March 22, 1996


                                      LINCORP HOLDINGS, INC.


                                         By:    s/ Jack R. Sauer
                                                ----------------
                                                Jack R. Sauer
                                                Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Name                                  Title                    Date
------------------------  ------------------------------  --------------

s/George S. Mann          President, Chairman of the      March 22, 1996
------------------------  Board of Directors
George S. Mann            (Principal Executive Officer)


s/Jack R. Sauer           Chief Financial Officer         March 22, 1996
------------------------  (Principal Accounting Officer)
Jack Sauer


s/Ian G. Cockwell         Director                        March 22, 1996
------------------------
Ian G. Cockwell


s/William Kirschenbaum    Director                         March 22, 1996
------------------------
William Kirschenbaum


/Ralph V. Marra             Director                       March 22, 1996
---------------
Ralph V. Marra


s/Herbert R. Silverman      Director                      March 22, 1996
----------------------
Herbert R. Silverman

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Lincorp Holdings, Inc.:

We have audited the accompanying balance sheets of Lincorp Holdings, Inc. ("Company") as of December 31, 1995 and 1994, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also incudes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincorp Holdings, Inc., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in default on all of its credit facilities and, at December 31, 1995 has $105.2 million of principal indebtedness, and $52.8 million of accrued and unpaid interest. In addition the Company has a net capital deficiency of $161.7 million as of December 31, 1995. These maters raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      KPMG Peat Marwick LLP

New York, New York
February 21, 1996

[LETTERHEAD OF PRICE WATERHOUSE LLP]                                [LOGO]

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

April 8, 1994

To the Board of Directors and
Stockholder of Lincorp Holdings, Inc.

In our opinion, the accompanying statements of operations, of changes in stockholders' deficit and of cash flows for the year ended December 31, 1993 (appearing on pages F-4 through F-7 of the Lincorp Holdings, Inc. Annual report on Form 10-K for the year ended December 31, 1995), present fairly, in all material respects, the results of operations and cash flows of Lincorp Holdings, Inc. for the year ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Lincorp Holdings, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Lincorp Holdings, Inc. for any period subsequent to December 31, 1993.

The accompanying financial statements have been prepared assuming that Lincorp Holdings, Inc. will continue as a going concern. As described in Notes 2 and 3, on January 20, 1993, Lincorp Holdings, Inc. relinquished control of its primary asset and only operating entity, The Lincoln Savings Bank, FSB ("Lincoln"), and wrote-off its investment in Lincoln. Lincorp Holdings, Inc, (the "Company") has experienced significant losses in operations, is in default on all of its credit facilities and, at December 31, 1993, has $111.3 million of principal indebtedness, $29.7 million of accrued and unpaid interest and $1.2 million of assets. The Company's parent and lenders have indicated that they are not prepared to (1) defer in collecting the amounts due them and (2) provide funds to meet the Company's liabilities during the next 12 months. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Price Waterhouse LLP

                            LINCORP HOLDINGS, INC.
                                BALANCE  SHEETS


                                                       December 31,
                                                      ---------------
                                                        1995    1994
                                                      --------  -----
                                                    (dollars in thousands)
ASSETS

Cash................................................   $   660  $ 125
Investment in real estate assets, net...............    15,517      -
Investment in marketable securities, at fair value..         -    535
Other assets........................................         4      -
                                                       -------  -----
                                                       $16,181  $ 660
                                                       -------  -----


LIABILITIES  AND  STOCKHOLDERS'  DEFICIT


Liabilities:
Debt on real estate assets............................  $  15,663   $       -
Other borrowed funds, including accrued interest......    157,989     136,141
Net liability of real estate discontinued operations..          -      10,518
Other liabilities.....................................      4,195       2,900
                                                        ---------   ---------
                                                          177,847     149,559
                                                        ---------   ---------

Commitments and contingent liabilities

Stockholders' deficit:
 Preferred stock, Series A;
   200 shares authorized;
   no shares issued and outstanding...................          -           -
 Preferred stock, $.01 par value;
   10,000 shares authorized;
   no shares issued and outstanding...................          -           -
 Common stock, $.01 par value;
   1,990,000 shares authorized;
   1,730,559 shares issued and outstanding............         17          17
 Capital contributed in excess of par value...........    148,434     148,434
 Accumulated deficit..................................   (310,117)   (297,350)
                                                        ---------   ---------
                                                         (161,666)   (148,899)
                                                        ---------   ---------
                                                        $  16,181   $     660
                                                        ---------   ---------

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS



                                                            Year ended December 31,
                                                        -------------------------------
                                                           1995       1994      1993
                                                        ----------  --------  ---------
                                                              (in thousands, except
                                                                per share amounts)
Income:
 Rental income........................................   $    487   $     -   $      -
 Interest income......................................        144        47         27
 Other income.........................................        253     1,537        176
                                                         --------   -------   --------
   Total income.......................................        884     1,584        203
                                                         --------   -------   --------

Expense:
 Interest expense.....................................     13,316    10,751     10,786
 General and administrative expense...................        312       375        598
                                                         --------   -------   --------
   Total expense......................................     13,628    11,126     11,384
                                                         --------   -------   --------

Loss from continuing operations before income taxes...    (12,744)   (9,542)   (11,181)

Provision for state and local income taxes............         23       300        300
                                                         --------   -------   --------

Loss from continuing operations.......................    (12,767)   (9,842)   (11,481)
                                                         --------   -------   --------

Discontinued operations:
 Recovery on writedown of investment in the
  Lincoln Savings Bank, FSB...........................          -     6,143          -
 Decrease in estimated writedown of assets from
  discontinued real estate operations.................          -     4,510          -
 Reversal of provision for income taxes...............          -     3,370          -
                                                         --------   -------   --------
 Income from discontinued operations..................          -    14,023          -
                                                         --------   -------   --------

 Net income (loss)....................................   $(12,767)  $ 4,181   $(11,481)
                                                         --------   -------   --------

Loss from continuing operations per
 share of common stock................................     $(7.38)  $ (5.68)  $  (6.63)
Income from discontinued operations per
 share of common stock................................          -      8.10          -
                                                         --------   -------   --------

Income (loss) per share of common stock outstanding..      $(7.38)  $  2.42   $  (6.63)
                                                         --------   -------   --------

 Weighted average shares of common....................      1,731     1,731      1,731
                                                         --------   -------   --------

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                STATEMENTS  OF  CHANGES IN STOCKHOLDERS' DEFICIT

                                                  Capital
                                                  contributed
                                    Common        in excess         Accumulated
                                     stock        of par value         deficit
                                    --------    ----------------    -----------
                                                  (dollars in thousands)

Balances, December 31, 1992..       $17              $148,434       $(290,050)

Net loss.....................        -                     -          (11,481)
                                    ---               --------      ---------

Balances, December 31, 1993..        17                148,434       (301,531)

Net income...................        -                     -            4,181
                                    ---              --------       ---------

Balances, December 31, 1994..        17               148,434        (297,350)

Net loss.....................        -                     -          (12,767)
                                   ---              --------        ---------

Balances, December 31, 1995..      $17              $148,434        $(310,117)
                                   ---              --------        ---------

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS


                                                             Year ended December 31,
                                                          ------------------------------
                                                            1995       1994      1993
                                                          ---------  --------  ---------

(dollars in thousands)

OPERATING ACTIVITIES

Net income (loss).......................................  $(12,767)  $ 4,181   $(11,481)

Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Equity income from real estate partnerships...........       (26)        -          -
 Recovery on writedown of investment in the
  Lincoln Savings Bank, FSB.............................         -    (6,143)         -
 Decrease in estimated writedown of assets
  from discontinued real estate operations..............         -    (4,510)         -
  Decrease (increase) in marketable securities..........       535       286       (821)
 Decrease (increase) in other assets....................       274       270        (22)
 Increase (decrease) in other liabilities...............       694    (1,503)      (149)
 Decrease (increase) in income taxes payable............      (129)   (3,370)       166
 Increase in interest payable...........................    11,407    10,751      8,996
 Operating activities of discontinued operations........         -        50        525
                                                          --------   -------   --------

Net cash provided by (used in) operating activities.....       (12)       12     (2,786)
                                                          --------   -------   --------


INVESTING ACTIVITIES

Proceeds from sale of real estate joint ventures........     6,930         -          -
Investment in real estate assets........................    (3,450)        -          -
Investment activities of discontinued operations........         -         -      1,882
                                                          --------   -------   --------

Net cash provided by investing activities...............     3,480         -      1,882
                                                          --------   -------   --------

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (continued)

                                                     Year ended December 31,
                                                   --------------------------
                                                     1995     1994     1993
                                                   ---------  -----  --------
                                                    (dollars in thousands)

FINANCING ACTIVITIES

Funds borrowed...................................     8,877       -        -
Repayment of borrowed funds......................   (11,810)      -   (1,000)
Financing activities of discontinued operations..         -       -        9
                                                   --------   -----  -------

Net cash used in financing activities............    (2,933)      -     (991)
                                                   --------   -----  -------

Net increase (decrease) in cash..................       535      12   (1,895)

Cash, beginning of year..........................       125     113    2,008
                                                   --------   -----  -------

Cash, end of year................................  $    660   $ 125  $   113
                                                   --------   -----  -------

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION
Cash paid during the year for:
  Interest                          $1,909       $-      $1,800
                                    ------       --      ------
  Income taxes                        $23       $16        $135
                                      ---       ---        ----

   The accompanying notes are an integral part of these financial statements.

NOTE 1 - REAL ESTATE OPERATIONS
-------------------------------

          Effective January 1, 1995, as a result of an improving real estate market, the Company reformulated their business plan to focus on such activity. Accordingly, effective January 1, 1995, the Company restated its balance sheet to reflect the real estate operations as a continuing operation. The restatement had no effect on prior period Statements of Operations but effective January 1, 1995, the Company recognized the results of its real estate operations as part of its results from continuing operations. This included recording its equity in the operating results of its real estate joint ventures in accordance with the equity method of accounting as well as recording rental and other income and expenses from its other real estate activities. During 1994 the real estate operations had total income of approximately $ 1.8 million and a net loss of approximately $.3 million, which was charged against the net liability of real estate operations.

          As of January 1, 1995, the Company's real estate investments included two 50% limited partnership investments (the "Main Partnership" and the "California Partnership") which own and operate several commercial real estate properties. These Partnerships have the same "General Partner" and as discussed below, the Company sold substantially all of it's interest in these two Partnerships to the General Partner during 1995. In addition, the Company has a 25% limited partnership investment in a commercial building (the Colorado State Bank Building located in Denver, Colorado ("CSBB")) and, a commercial land lease (the Montgomery St. Land Lease located in San Francisco California ("MSLL")).

    The following is the restated balance sheet of the Company as of January 1, 1995 (dollars in thousands):


Assets
  Cash                                                $     125
  Investment in marketable securities                       535
  Investment in real estate assets, net                  18,971
  Other assets                                              278
                                                      ---------
          Total Assets                                $  19,909
                                                      ---------

Liabilities
  Debt on real estate assets                          $  18,971
  Other borrowed funds, including accrued interest      146,207
  Other liabilities                                       3,630
                                                      ---------
          Total Liabilities                             168,808
Stockholders' Deficit                                  (148,899)
                                                      ---------
                                                      $  19,909
                                                      ---------

      Prior to January 1, 1995, the Company's real estate operations were accounted for as discontinued operations.

                            LINCORP HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS

  The net liability for discontinued operations at December 31, 1994, consisted of the following:

                                                   ASSETS/(LIABILITIES)
                                                   (DOLLARS IN THOUSANDS)
                                                   ----------------------

Investment in real estate assets, net (a)            $18,971
Other assets                                             278
Debt on real estate assets                           (18,971)
Other borrowed funds, including accrued interest     (10,066)
Other liabilities                                       (730)
                                                        ----
                                                    $(10,518)
                                                    --------

(a) Recorded at estimated net realizable value.


     During July, 1995, the Company made a $845,000 loan to a developer to refinance land previously purchased by the developer for residential home development. The Company will receive a $60,000 transaction fee, of which $5,000 was paid up front, and the balance was rolled into the loan. The total loan of $900,000 is for one year and carries a 10% interest rate, payable monthly, and is secured by a first mortgage on the land. In order to make this loan, the Company borrowed $550,000 from UEC under its existing Junior credit facility.

     During September, 1995, the Company sold substantially all of its limited partnership interests in the Main and California Partnerships to the General Partner for $6.9 million, which equalled the Company's recorded net book value for these investments. In connection with the sale, the Company granted the General Partner an option, which expires December 31, 1996, to purchase it's remaining Main Partnership interest not sold (1%) for $70,000.

     The proceeds from the above stated sale were used to repay loans from the General Partner relating to the Company's real estate investments in CSBB and MSLL.

     During September 1995, the Company drew down $6.0 million of an existing but unutilized line of credit provided by the General Partner and secured by the Company's investment in the CSBB, for the purpose of investing an additional $2.3 million in CSBB and making an additional repayment against the MSLL loan.

                            LINCORP HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS

     At the end of September 1995, UEC purchased from the General Partner the outstanding balance on the Company's loans secured by CSBB and MSLL at face value. As a result of this transaction, all of the Company's debt is now held by UEC and Hees.

     The following summarizes the Company's net investment in real estate assets as of December 31, 1995 (dollars in thousands):

  Investment in CSBB         $ 8,931
  Investment in MSLL           5,616
  Mortgage loan and other        970
                             -------
                             $15,517
                             -------

  The following summarizes the financial statements of CSBB for the year ended December 31, 1995 (dollars in thousands):


Assets:
  Rental properties               $34,827
  Other assets                      1,430
                                  -------
          Total assets             36,257
Liabilities                           790
                                  -------
          Total equity            $35,467
                                  -------

Revenue                           $ 2,645
Expenses                            2,141
                                  -------
Net operating income              $   504
                                  -------

Company's equity in net income    $    96
                                  -------


NOTE 2 - DIVESTITURE OF THE LINCOLN SAVINGS BANK, FSB
-----------------------------------------------------

  As previously reported, the Lincoln Savings Bank, FSB ("Lincoln") was the primary asset of Lincorp Holdings, Inc., (the "Company"). On January 20, 1993, in connection with the transaction described below, the Company relinquished control of Lincoln by placing the common stock of Lincoln into a trust for eventual sale, and by filing a divestiture notice with the Office of Thrift Supervision (the "OTS").

     On March 4, 1994, Lincoln entered into a definitive agreement (the "Acquisition Agreement") with Anchor Savings Bank FSB ("Anchor") whereby Anchor would acquire all of the assets in the trust including outstanding preferred and common stock of Lincoln and a senior secured note, for $80 million in cash. The transaction was subject to, among other things, regulatory approval of the OTS and the Federal Deposit Insurance Corporation. Approval of the transaction was granted on July 12, 1994 and the transaction

                            LINCORP HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS


was completed on August 12, 1994. As anticipated under the Acquisition Agreement, the Company received none of the proceeds from the sale of Lincoln but two of the Company's lenders received a total of $6.1 million as repayment of a portion of the principal amount of debt owed them. This payment to the Company's lenders represented a reduction in the loss recorded in 1992, relating to the Company's writedown of its investment in Lincoln. Accordingly, the Company recorded a $6.1 million income adjustment in 1994, relating to the discontinued operations of Lincoln.


NOTE 3 - LIQUIDITY AND GOING CONCERN
------------------------------------

     At December 31, 1995, the Company had approximately $158.0 million of principal indebtedness and accrued and unpaid interest (the"Indebtedness") outstanding under its Senior, Subordinated and Junior credit facilities. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $144.5 million of the Indebtedness and Hees International Bancorp, Inc. ("Hees"), which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtedness, $13.5 million. The Company is in payment default under each of the above mentioned credit facilities. These credit facilities are secured by a security interest in all of the Company's remaining non real estate assets.

     The Company's sources of operating funds during the year ended December 31, 1995, and to date have been primarily from the sales of marketable securities and payments received from mortgage receivables. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lenders are prepared to continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------


INCOME TAXES

     In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes, resulting in no cumulative effect from prior periods. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The

                            LINCORP HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS


effect on deferred tax assets and liabilities of change in tax rates is recognized in income in the period that includes the enactment date.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 5 - OTHER LIABILITIES
--------------------------

     A summary of other liabilities is as follows:


                                                   DECEMBER 31,
                                              ----------------------
                                                 1995        1994
                                              ----------  ----------
                                              (DOLLARS IN THOUSANDS)

Reserve for contested tax liability claims..      $2,771      $2,900
Other.......................................       1,424           -
                                                  ------  ----------
                                                  $4,195      $2,900
                                                  ------  ----------


NOTE 6 - DEBT ON REAL ESTATE ASSETS AND OTHER BORROWED FUNDS
------------------------------------------------------------

  The Company's debt on real estate assets are as follows:


                                        DECEMBER 31,
                                   ----------------------
                                       1995        1994
                                   ------------  --------
                                   (DOLLARS IN THOUSANDS)

$9 million promissory note (a)...       $ 6,153     $   -
$11 million promissory note (b)..         9,510         -
                                        -------  --------
                                        $15,663     $   -
                                        -------  --------

  At December 31, 1994, the Company had outstanding indebtedness totaling $19 million on two of its real estate assets. This indebtedness was held by the General Partner to several of the Company's real estate joint ventures (see Note
1). Prior to January 1, 1995, when the Company's real estate operations were reclassified as continuing operations, this indebtedness was included as part of the net liability of real estate discontinued operations. During September, 1995, the outstanding debt on the real estate assets was purchased by UEC from the General Partner at face value. The amount and terms of this debt with UEC is as follows:

(a) This is a $9 million promissory note line of credit which is secured by the Company's investment in CSBB and is to be used to fund the Company's share of any operating shortfalls of CSBB. This note matures July 22, 2000, and carries interest at prime rate plus 1%. Also, under the terms of this note, additional interest may be due each year through the note maturity date equal to 50% of the net cash flow generated by CSBB, as defined. As of December 31, 1995, no additional interest is due. At December 31, 1995, the total principal amount outstanding on this note is $6 million.

   Under the provisions of this note, since CSBB is not providing current cash distributions to the Company, the monthly interest payments due on this note have been deferred until the note's maturity date.

(b) This is an $11 million promissory note line of credit secured by the Company's investment in MSLL. This note matures July 22, 1996, and carries interest at prime rate plus 1%. Also, under the terms of this note, additional interest may be due each year through the note maturity date equal to 50% of the net cash flow generated by MSLL, as defined. As of December 31, 1995, no additional interest is due. At December 31, 1995, the total principal amount outstanding on this note is $9 million.

   Under the provisions of this note, the Company is required to make monthly interest payments up to the net cash flow, as defined, generated by MSLL. Through September 30, 1995, the Company made all of the monthly payments required. With the purchase of this note by UEC at the end of September, 1995, the Company, requested and received from UEC a month to month waiver in making the monthly payments.

The Company's other borrowed funds are as follows:

                                                     DECEMBER 31,
                                                ----------------------
                                                   1995        1994
                                                ----------  ----------
                                                (DOLLARS IN THOUSANDS)
Principal
---------
Senior secured revolving credit facility (a)..    $ 19,921    $ 12,000
Subordinated term loan (b)....................      65,000      65,000
Junior line of credit (c).....................      20,294      20,229
                                                  --------    --------
                                                   105,215      97,229
Accrued interest..............................      52,774      38,912
                                                  --------    --------
                                                  $157,989    $136,141
                                                  --------    --------

(a) This is a $24 million facility with UEC and Hees which expired in August 1991. The Company has made no interest payments on this facility since its expiration. At December 31, 1995, $12.0 million of the debt is with UEC and $7.9 million is with Hees. As of December 31, 1994, the Hees debt ($7.9 million) and accrued interest of $2.1 million was allocated to and included in the net liability for discontinued operations (see Note 1).

(b) This $65 million facility with UEC matures in August 1997 and calls for interest-only payments at a fixed rate of 11.4 %, payable semi-annually.
    The Company may prepay the loan at any time in whole or in amounts aggregating $1 million or any larger multiple of $1 million. The term loan includes convenants, among others, that require the maintenance of a minimum level of tangible net worth and limit aggregate levels of additional indebtedness. As a result of the losses incurred by the Company, it was not in compliance with the above covenants and has not paid its semi-annual interest payment since August 1991.

(c) In November 1989, the Company entered into an agreement with UEC that provided the Company with a line of credit in the aggregate amount of $30 million (amended to $25 million on July 25,1990) due on demand with an interest rate of prime plus 3.5% and a standby fee of one quarter of one percent of the unused portion of the commitment. During 1995, the Company borrowed $65 thousand against this facility.

   During 1995, the weighted average amount of total debt outstanding was $123.0 million (1994, - $109.0 million) and the weighted average interest cost of these funds during the year was 10.82 % (1994 - 10.45 %). The maximum amount of borrowed funds at any one time during 1995 and 1994 was approximately $124.7 million and $111.3 million, respectively.

   In December 1991, the Financial Accounting Standards Board issued SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" ("FAS 107"). The statement generally became effective for fiscal years ending after December 15, 1992, at which time entities were required to disclose the fair value of on and off-balance sheet financial instruments, determined on a basis consistent with the requirements of FAS 107. In view of the financial position of the Company at December 31, 1995, management has determined it is not practicable to estimate the fair value of debt and other borrowed funds.

                            LINCORP HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES
---------------------

   Set forth below is an analysis of the Company's provision for income taxes for the years ended December 31, 1995, 1994 and 1993.

                                 1995    1994    1993
                                ------  ------  ------
                                (DOLLARS IN THOUSANDS)

Current provision:
  State and local.............   $  23   $ 300   $ 300
                                 -----   -----   -----
  Provision for income taxes..   $  23   $ 300   $ 300
                                 -----   -----   -----

  A reconciliation of the total provision for income taxes to amounts computed by applying the federal tax rate to income is as follows:

                                                              1995      1994       1993
                                                            --------  ---------  ---------
                                                                (DOLLARS IN THOUSANDS)
Computed at statutory rate................................  $(4,333)   $(3,241)   $(3,802)
State income taxes, net of federal benefit................       23        300        300
Effect of no benefit recognized for net operating losses..    4,333      3,241      3,802
                                                            -------    -------    -------
Provision for income taxes................................  $    23    $   300    $   300
                                                            -------    -------    -------

  The accompanying balance sheets reflect no deferred tax assets or liabilities as of December 31, 1995 and 1994, as a result of the application of FAS 109.

  As part of the sale of Lincoln (see Note 2), the Company's debt previously owed to the National Bank of Canada ("NBC") of approximately $77 million plus accrued and unpaid interest was transferred to UEC. The debt acquired from NBC by UEC was acquired at a cost of $4.7 million. As a result of the transfer of the debt to an affiliate of the Company, the amount of debt transferred which is in excess of the face amount is, for federal and state income tax purposes, considered forgiveness of debt of the Company and therefore is required to be included as taxable income by the Company. The Company will not have to pay federal or state taxes on this income because of its insolvency pursuant to Internal Revenue Service Code Section 108 (Discharge of Indebtedness). However, tax attributes of the Company (net operating loss carry forwards, capital losses and built-in losses) will be reduced to the extent of the forgiveness of indebtedness. Additionally, for federal tax purposes, the Company may realize a bad debt loss of approximately $85 million, as well as certain as yet undetermined and unrealized potential capital losses. The Company has fully reserved any deferred tax benefit associated with the net operating loss carryforwards.

                            LINCORP HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS

  In May 1990, a subsidiary of the Company conveyed a property to one of its lenders, in the form of a deed in lieu of foreclosure, resulting in a tax assessment of $1.2 million being made by the Massachusetts Department of Revenue (the"MDR") on such transfer. Shortly thereafter, this subsidiary was dissolved but the tax liability remains outstanding. On November 29, 1993, an Offer of Settlement was forwarded to the MDR with respect to this assessment which was rejected by the MDR on October 26, 1995. The ultimate outcome of this assessment cannot be determined at this time.

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.    DOCUMENT NAME
----------     -------------
10.24          Agreement dated as of September 5, 1995,by and among
              CCI, the Company, Coscan Limited Partner Corporation,
              CCC, Coscan California Limited Partner Corporation and
              Coscan, Inc.

22            Subsidiaries  of the Company