Form 10-Q
period 1996-03-31
LINCORP HOLDINGS INC
filed 1996-05-15
CIK 202172

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   FORM 10-Q
                                   ---------


              Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For Quarter Ended MARCH 31, 1996                 Commission File No. 1-8249


                            LINCORP HOLDINGS, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              DELAWARE                                      23-2161279
       -------------------------------                  ----------------------
       (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                   Identification Number)



             250 Park Avenue
            New York, New York                                  10017
       -------------------------------                  ----------------------
       (Address of Principal Executive                        (Zip Code)
       Offices)


       Registrant's Telephone Number,
       Including Area Code:                                 (212) 599-0465
                                                        ----------------------


- --------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during th epreceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X                      No
                    --                        --

Indicate the number of shares outstanding or each of the issuer's classes of common stock, as of the latest practicable date.

          1,730,559 Shares of Common Stock Outstanding at May 1, 1996
          -----------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


          The condensed financial statements included herein have been prepared by the registrant from the books of Lincorp Holdings, Inc. without audit (except for the Balance Sheet as of December 31, 1995), pursuant to the rules and regulations of the Securities and Exchange Commission. This information, which is subject to year-end adjustments, reflects all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-K.

                            LINCORP HOLDINGS, INC.
                                BALANCE  SHEETS

                            (DOLLARS IN THOUSANDS)


                                                      March 31,   December 31,
                                                         1996         1995
                                                      ---------      ---------
                                                     (Unaudited)
ASSETS

Cash................................................  $     314      $     660
Investment in real estate assets, net...............     15,665         15,517
Other assets........................................          4              4
                                                      ---------      ---------
                                                      $  15,983      $  16,181
                                                      =========      =========

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
  Debt on real estate, including accrued interest...  $  16,057      $  15,663
  Other borrowed funds, including accrued interest..    160,885        157,989
  Other liabilities.................................      3,795          4,195
                                                      ---------      ---------
                                                        180,737        177,847
                                                      ---------      ---------

Commitments and contingent liabilities

Stockholders' deficit:
 Preferred stock, Series A;
   200 shares authorized;
   no shares issued and outstanding.................          -              -
 Preferred stock, $.01 par value;
   10,000 shares authorized;
   no shares issued and outstanding.................          -              -
 Common stock, $.01 par value;
   1,990,000 shares authorized;
   1,730,559 shares issued and outstanding..........         17             17
 Capital contributed in excess of par value.........    148,434        148,434
 Accumulated deficit................................   (313,205)      (310,117)
                                                      ---------      ---------
                                                       (164,754)      (161,666)
                                                      ---------      ---------
                                                      $  15,983      $  16,181
                                                      =========      =========

The accompanying notes are an integral part of these financial statements.

                            LINCORP HOLDINGS, INC.
                           STATEMENTS OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   UNAUDITED

                                                                            Three Months
                                                                           Ended March 31,
                                                                   -------------------------------
                                                                       1996                 1995
                                                                   ----------            ---------

Income:
   Rental income..............................................     $   115               $   117
   Equity in operating results of real estate joint ventures..          40                    97
   Interest income............................................          23                    32
   Other income...............................................          89                     3
                                                                   -------               -------
          Total income........................................         267                   249
                                                                   -------               -------

Expenses:
   Interest expense...........................................       3,290                 3,234
   General and administrative expense.........................          56                    59
                                                                   -------               -------
          Total expenses......................................       3,346                 3,293
                                                                   -------               -------

Loss before income taxes......................................      (3,079)               (3,044)

Provision for income taxes....................................           9                    15
                                                                   -------               -------

Net loss......................................................     $(3,088)              $(3,059)
                                                                   =======               =======

Loss per share of Common Stock outstanding....................     $ (1.78)              $ (1.77)
                                                                   =======               =======

Weighted average shares of Common Stock outstanding...........       1,731                 1,731
                                                                   =======               =======


  The accompanying notes are an integral part of these financial statements.

                            LINCORP HOLDINGS, INC.
                           STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                   UNAUDITED


                                                                     Three Months
                                                                    Ended March 31,
                                                            ------------------------------
                                                               1996                1995
                                                            ---------            ---------

OPERATING ACTIVITIES
Net loss...............................................     $(3,088)              $(3,059)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Equity in operating results of real estate
             joint ventures............................         (40)                  (97)
          Increase in marketable securities............           -                   (14)
          Decrease in other assets.....................           -                     3
          Increase in accrued interest payable.........       3,290                 3,146
          Decrease in other liabilities................        (400)                    -
                                                            -------               -------

Net cash used in operating activities..................        (238)                  (21)
                                                            -------               -------


INVESTING ACTIVITIES
Investment in real estate assets.......................        (108)                    -
                                                            -------               -------

Net cash used in investing activities..................        (108)                    -
                                                            -------               -------

Net decrease in cash...................................        (346)                  (21)

Cash, beginning of period..............................         660                   125
                                                            -------               -------

Cash, end of period....................................     $   314               $   104
                                                            =======               =======

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
           Interest....................................     $     -               $   118
                                                            =======               =======

           Income taxes................................     $     9               $    15
                                                            =======               =======

  The accompanying notes are an integral part of these financial statements.

                            LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS
NOTE 1 - BUSINESS
- -----------------

  Effective January 1, 1995, as a result of an improving real estate market, the Company reformulated their business plan to focus on such activity.
Accordingly, effective January 1, 1995, the Company restatd its balance sheet to reflect the real estate operations as a continuing operation. The restatement had no effect on prior period Statements of Operations but effective January 1, 1995, the Company recognized the results of its real estate operations as part of its results from continuing operations. This included recording its equity in the operating results of its real estate joint ventures in accordance with the equity method of accounting as well as recording rental and other income and expenses from its other real estate activities.


NOTE 2 - LIQUIDITY AND GOING CONCERN
- ------------------------------------

At March 31, 1996, the Company had outstanding $160.9 million of indebtedness, including interest payable of $55.7 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior credit facilities. The Company's parent company, Unicorp Energy Corporation ("UEC") , holds $147.2 million of the Indebtedness and Hees International Bancorp, Inc. which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the indebtedness, $13.7 million. The Company is in payment default under each of
the above mentioned credit facilities.   These credit facilities are secured by
a security interest in all of the Company's assets.

  The Company's sources of operating funds during the three months ended March 31, 1996 and to date have been primarily funds from rental income. The assets generating the funds being utilized by the Company are part of the collateral package securing the above described credit facilities. Unless the Company's lenders are prepared to continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND GOING CONCERN
- ---------------------------


  At March 31, 1996, the Company had outstanding $160.9 million of indebtedness, including interest payable of $55.7 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior credit facilities. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $147.2 million of the Indebtedness and Hees International Bancorp, Inc. which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtedness, $13.7 million. The Company is in payment default under each of
the above mentioned credit facilities.   These credit facilities are secured by
a security interest in all of the Company's assets.

  The Company's sources of operating funds during the three months ended March 31, 1996 and to date have been primarily funds from rental income. The assets generating the funds being utilized by the Company are part of the collateral package securing the above described credit facilities. Unless the Company's lenders are prepared to continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS
- ---------------------

Three Months Ended March 31, 1996 Compared to the Three Month Ended March 31,
- -----------------------------------------------------------------------------
1995
- ----
  For both the three months ended March 31, 1996, and 1995 the Company had a net loss of $3.1 million. There were no significant changes in the items comprising the net loss for the three months ended March 31, 1996 and 1995.


FINANCIAL POSITION
- ------------------

Material Changes Since December 31, 1995
- ----------------------------------------
There was no significant change in the Company's financial position since December 31, 1995.

                          PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

       There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

       Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) At March 31, 1996, the Company had outstanding $160.9 million of indebtedness, including interest payable of $55.7 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior credit facilities. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $147.2 million of the Company's Indebtedness and Hees International Bancorp, Inc. which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtedness, $13.7 million. The Company is in payment default under each of the above
     mentioned credit facilities.   These credit facilities are secured by a
     security interest in all of the Company's assets.

(b)    Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5. OTHER INFORMATION

       Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Not applicable.

(b)    None filed.

                                   SIGNATURE
                                   ---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               LINCORP HOLDINGS, INC.



Dated:  May 14, 1996                           /s/ Jack R. Sauer
                                               ---------------------------
                                                   Jack R. Sauer
                                                   Chief Financial Officer