Form 10-Q
period 1996-05-30
LINCORP HOLDINGS INC
filed 1996-08-14
CIK 202172

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of
1934

   For Quarter Ended June 30, 1996               Commission File No. 1-8249


                             LINCORP HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)



          DELAWARE                                      23-2161279
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)


       250 Park Avenue
      New York, New York                                  10017
(Address of Principal Executive                         (Zip Code)
Offices)


Registrant's Telephone Number,
Including Area Code:                                 (212) 599-0465



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         1,730,559 Shares of Common Stock Outstanding at August 1, 1996

                         PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by the registrant from the books of Lincorp Holdings, Inc. without audit (except for the Balance Sheet as of December 31, 1995), pursuant to the rules and regulations of the Securities and Exchange Commission. This information, which is subject to year-end adjustments, reflects all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-K.

                             LINCORP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)



                                                        June 30,    December 31,
                                                          1996         1995
                                                        ---------    ---------
                                                       (Unaudited)
ASSETS

Cash................................................... $     464    $     660
Investment in real estate assets, net .................    28,958       15,517
Other assets ..........................................         3            4
                                                        ---------    ---------
                                                        $  29,425    $  16,181
                                                        =========    =========

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
     Debt on real estate, including accrued interest .. $  29,750    $  15,663
     Other borrowed funds, including accrued interest..   163,777      157,989
     Other liabilities ................................     3,783        4,195
                                                        ---------    ---------
                                                          197,310      177,847
                                                        ---------    ---------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding ...............      --           --
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding ...............      --           --
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding ........        17           17
    Capital contributed in excess of par value ........   148,434      148,434
    Accumulated deficit ...............................  (316,336)    (310,117)
                                                        ---------    ---------
                                                         (167,885)    (161,666)
                                                        ---------    ---------
                                                        $  29,425    $  16,181
                                                        =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                             LINCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                    Unaudited


                                                                                     Three Months                   Six Months
                                                                                    Ended June 30,                Ended June 30,
                                                                               ----------------------        ----------------------
                                                                                 1996           1995           1996           1995
                                                                               -------        -------        -------        -------
Income:
   Rental income .......................................................       $   384        $   118        $   499        $   235
   Equity in operating results of real estate joint ventures ...........            47            (49)            87             48
   Interest income .....................................................          --               42             23             74
   Other income ........................................................            15           --              104              3
                                                                               -------        -------        -------        -------
          Total income .................................................           446            111            713            360
                                                                               -------        -------        -------        -------

Expenses:
   Interest expense ....................................................         3,542          3,382          6,832          6,616
   General and administrative expense ..................................            31            129             87            188
                                                                               -------        -------        -------        -------
          Total expenses ...............................................         3,573          3,511          6,919          6,804
                                                                               -------        -------        -------        -------

Loss before income taxes ...............................................        (3,127)        (3,400)        (6,206)        (6,444)


Provision for income taxes .............................................             4           --               13             15
                                                                               -------        -------        -------        -------

Net loss ...............................................................       $(3,131)       $(3,400)       $(6,219)       $(6,459)

                                                                               =======        =======        =======        =======

Loss per share of Common Stock outstanding .............................       $ (1.81)       $ (1.96)       $ (3.59)       $ (3.73)

                                                                               =======        =======        =======        =======

Weighted average shares of Common Stock outstanding ....................         1,731          1,731          1,731          1,731
                                                                               =======        =======        =======        =======



The accompanying notes are an integral part of these consolidated financial statements.

                             LINCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                    Unaudited


                                                                                     Three Months           Six Months
                                                                                    Ended June 30,        Ended June 30,
                                                                                   1996       1995       1996       1995
                                                                                 -------    -------    -------    -------
OPERATING ACTIVITIES
Net loss .....................................................................   $(3,131)   $(3,400)   $(6,219)   $(6,459)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Equity in operating results of real estate
             joint ventures ..................................................       (47)        49        (87)       (48)
          Decrease in marketable securities ..................................      --          216       --          202
          Decrease in other assets ...........................................         1          4          1          7
          Increase in accrued interest payable ...............................     3,560      3,264      6,850      6,410
          Increase (decrease) in other liabilities ...........................       (12)       270       (412)       270
                                                                                 -------    -------    -------    -------
Net cash provided by operating activities ....................................       371        403        133        382
                                                                                 -------    -------    -------    -------

INVESTING ACTIVITIES
Investment in real estate assets .............................................      (221)      --         (329)      --
                                                                                 -------    -------    -------    -------

FINANCING ACTIVITIES
Repayment of borrowed funds ..................................................      --         (144)      --         (144)
                                                                                 -------    -------    -------    -------

Net increase (decrease) in cash ..............................................       150        259       (196)       238

Cash, beginning of period ....................................................       314        104        660        125
                                                                                 -------    -------    -------    -------
Cash, end of period ..........................................................   $   464    $   363    $   464    $   363
                                                                                 =======    =======    =======    =======

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
           Interest ..........................................................   $  --      $    87    $  --      $   205
                                                                                 =======    =======    =======    =======
           Income taxes ......................................................   $     4    $  --      $    13    $    15
                                                                                 =======    =======    =======    =======



The accompanying notes are an integral part of these consolidated financial statements.

                             LINCORP HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS



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

NOTE 2 - LIQUIDITY AND GOING CONCERN

     At June 30, 1996, the Company had outstanding $163.8 million of indebtedness, including interest payable of $58.6 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior credit facilities. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $149.9 million of the Indebtedness and Hees International Bancorp, Inc. ("Hees") which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the indebtedness, $13.9 million. The Company is in payment default under each of the above mentioned credit facilities. These credit facilities are secured by a security interest in all of the Company's non real estate assets.

     The Company's sources of operating funds during the six months ended June 30, 1996, and to date have been primarily funds from rental income. Unless the Company's lenders are prepared to continue to defer the payment of the Indebtedness, the Company will be unable to continue as a going concern.

NOTE 3 - REAL ESTATE OPERATIONS

     The Company has a 25% limited partnership interest in a commercial building known as the Colorado State Bank Building. During the first six months of 1996, the Company funded its partnership share of capital expenditures and tenant improvements totaling $.3 million.

     Also, during 1996, the owner of the office building at 300 Montgomery St. in San Francisco exercised his option to purchase the Company's land holdings which underlies his office building. The Company is currently negotiating the purchase price with the building owner.

     During 1996, the Company acquired through a wholly owned subsidiary, DB Holdings, Inc. ("DBH"), a parcel of land (the "DBH Land") underlying a commercial real estate project in Minneapolis, Minnesota. The DBH Land was acquired for $13.0 million, with the total purchase price funded from a senior unsecured obligation (the "Loan") of DBH, payable the earlier of January 2, 1999, or immediately upon the sale, transfer or disposal of the DBH Land by DBH. Interest on the Loan is payable monthly, starting July, 1996, at a rate equal to the 180 day Libor rate plus 3%. The DBH Land is leased to a project developer (the "Project Developer") through February, 2086 and for 1996, has an annual minimum lease payment of $1.0 million. DBH has an agreement with the Project Developer that at any time up to January 2, 1999, both DBH and the Project Developer have the option to cause the transfer of the DBH Land to the other at a price of $13.0 million plus accrued and unpaid lease payments. Should the Project Developer exercise its option to purchase the DBH Land, DBH has the right to sell the DBH Land, to the Project Developer for a 25% interest in the project including the DBH Land.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND GOING CONCERN

     At June 30, 1996, the Company had outstanding $163.8 million of indebtedness, including interest payable of $58.6 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior credit facilities. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $149.9 million of the Indebtedness and Hees International Bancorp, Inc. ("Hees") which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtedness, $13.9 million. The Company is in payment default under each of the above mentioned credit facilities. These credit facilities are secured by a security interest in all of the Company's non real estate assets.

     The Company's sources of operating funds during the six months ended June 30, 1996, and to date have been primarily funds from rental income. Unless the Company's lenders are prepared to continue to defer the payment of the Indebtedness, the Company will be unable to continue as a going concern.


RESULTS OF OPERATIONS

Six Months Ended June 30, 1996 Compared to the Six Month Ended June 30, 1995

     For the six months ended June 30, 1996, the Company had a net loss of $6.2 million compared to a $6.5 million net loss for the same period in 1995.


FINANCIAL POSITION

Material Changes Since December 31, 1995

     During 1996, the Company acquired through a wholly owned subsidiary, DB Holdings, Inc. ("DBH"), a parcel of land (the "DBH Land") underlying a commercial real estate project in Minneapolis, Minnesota. The DBH Land was acquired for $13.0 million, with the total purchase price funded from a senior unsecured obligation (the "Loan") of DBH, payable the earlier of January 2, 1999, or immediately upon the sale, transfer or disposal of

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


the DBH Land by DBH. Interest on the Loan is payable monthly, starting July, 1996, at a rate equal to the 180 day Libor rate plus 3%. The DBH Land is leased to a project developer (the "Project Developer") through February, 2086 and for 1996, has an annual minimum lease payment of $1.0 million. DBH has an agreement with the Project Developer that at any time up to January 2, 1999, both DBH and the Project Developer have the option to cause the transfer of the DBH Land to the other at a price of $13.0 million plus accrued and unpaid lease payments. Should the Project Developer exercise its option to purchase the DBH Land, DBH has the right to sell the DBH Land, to the Project Developer for a 25% interest in the project including the DBH Land.

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

          There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

          Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a) At June 30, 1996, the Company had outstanding $163.8 million of indebtedness, including interest payable of $58.6 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior credit facilities. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $149.9 million of the Company's Indebtedness and Hees International Bancorp, Inc. which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtedness, $13.9 million. The Company is in payment default under each of the above mentioned credit facilities. These credit facilities are secured by a security interest in all of the Company's non real estate assets.

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





                                            LINCORP HOLDINGS, INC.



Dated:  August 14, 1996                     /s/ Jack R. Sauer
                                            ---------------------------
                                                Jack R. Sauer
                                                Chief Financial Officer