Form 10-Q
period 1996-09-30
LINCORP HOLDINGS INC
filed 1996-11-05
CIK 202172

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

     For Quarter Ended September 30, 1996      Commission File No. 1-8249

                             LINCORP HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                        23-2161279
         (State or Other Jurisdiction of           (I.R.S. Employer
          Incorporation or Organization)         Identification Number)

                       250 Park Avenue
                      New York, New York                    10017
             (Address of Principal Executive Offices)     (Zip Code)

                  Registrant's Telephone Number,
                  Including Area Code:            (212) 599-0465

              ____________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

        1,730,559 Shares of Common Stock Outstanding at November 1, 1996

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

                             LINCORP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                          September 30,     December 31,
                                                              1996              1995
                                                          -------------     ------------
                                                           (Unaudited)
ASSETS
Cash ................................................       $     244        $     660
Rent receivable .....................................              86             --
Investment in real estate assets, net ...............          23,485           15,517
Other assets ........................................               4                4
                                                            ---------        ---------
                                                            $  23,819        $  16,181
                                                            =========        =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
     Debt on real estate, including accrued interest        $  23,583        $  15,663
     Other borrowed funds, including accrued interest         166,442          157,989
     Other liabilities ..............................           3,776            4,195
                                                            ---------        ---------
                                                              193,801          177,847
                                                            ---------        ---------
Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding .............            --               --
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding .............            --               --
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding ......              17               17
    Capital contributed in excess of par value ......         148,434          148,434
    Accumulated deficit .............................        (318,433)        (310,117)
                                                            ---------        ---------
                                                             (169,982)        (161,666)
                                                            ---------        ---------
                                                            $  23,819        $  16,181
                                                            =========        =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             LINCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                    Unaudited

                                                                   Three Months              Nine Months
                                                                Ended September 30,      Ended September 30,
                                                                -------------------     ---------------------
                                                                  1996        1995        1996         1995
                                                                -------     -------     --------     --------
Income:
   Rental income ...........................................    $   383     $   130     $    882     $    365
   Equity in operating results of real estate joint ventures         50         (44)         137            4
   Interest income .........................................         --          43           23          117
   Gain on sale of real estate asset .......................      1,033          --        1,033           --
   Other income ............................................         79         202          183          205
                                                                -------     -------     --------     --------
          Total income .....................................      1,545         331        2,258          691
                                                                -------     -------     --------     --------
Expenses:
   Interest expense ........................................      3,595       3,385       10,427       10,001
   General and administrative expense ......................         43          61          130          249
                                                                -------     -------     --------     --------
          Total expenses ...................................      3,638       3,446       10,557       10,250
                                                                -------     -------     --------     --------
Loss before income taxes ...................................     (2,093)     (3,115)      (8,299)      (9,559)
Provision for income taxes .................................          4           6           17           21
                                                                -------     -------     --------     --------
Net loss ...................................................    $(2,097)    $(3,121)    $ (8,316)    $ (9,580)
                                                                =======     =======     ========     ========
Loss per share of Common Stock outstanding .................    $ (1.21)    $ (1.80)    $  (4.80)    $  (5.53)
                                                                =======     =======     ========     ========
Weighted average shares of Common Stock outstanding ........      1,731       1,731        1,731        1,731
                                                                =======     =======     ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             LINCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                    Unaudited

                                                                Three Months             Nine Months
                                                             Ended September 30,     Ended September 30,
                                                             -------------------     -------------------
                                                               1996        1995        1996        1995
                                                             -------     -------     -------     -------
OPERATING ACTIVITIES
Net loss ................................................    $(2,097)    $(3,121)    $(8,316)    $(9,580)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Equity in operating results of real estate
             joint ventures .............................        (50)         44        (137)         (4)
          Gain on sale of real estate asset .............     (1,033)         --      (1,033)         --
          Proceeds from sale of real estate assets ......      6,649       6,930       6,649       6,930
          Decrease in marketable securities .............         --         222          --         424
          Increase in rent receivable ...................        (86)         --         (86)         --
          (Increase) decrease in other assets ...........         (1)        267          --         274
          Increase (decrease) in accrued interest payable      3,147      (1,226)      9,997       5,184
          Increase (decrease) in other liabilities ......         (7)       (137)       (419)        133
                                                             -------     -------     -------     -------
Net cash provided by operating activities ...............      6,522       2,979       6,655       3,361
                                                             -------     -------     -------     -------
INVESTING ACTIVITIES
Investment in real estate assets ........................        (93)     (3,228)       (422)     (3,228)
                                                             -------     -------     -------     -------
FINANCING ACTIVITIES
Funds borrowed ..........................................         --       6,550          --       6,550
Repayment of borrowed funds .............................     (6,649)     (6,082)     (6,649)     (6,226)
                                                             -------     -------     -------     -------
Net cash provided by (used in) financing activities .....     (6,649)        468      (6,649)        324
                                                             -------     -------     -------     -------
Net increase (decrease) in cash .........................       (220)        219        (416)        457
Cash, beginning of period ...............................        464         363         660         125
                                                             -------     -------     -------     -------
Cash, end of period .....................................    $   244     $   582     $   244     $   582
                                                             =======     =======     =======     =======

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
           Interest .....................................    $   448     $ 4,612     $   448     $ 4,817
                                                             =======     =======     =======     =======
           Income taxes .................................    $     4     $     6     $    17     $    21
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

NOTE 2 - LIQUIDITY AND GOING CONCERN

     At September 30, 1996, the Company had outstanding $166.4 million of indebtedness, including interest payable of $61.5 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior credit facilities. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $152.3 million of the Indebtedness and Hees International Bancorp, Inc. ("Hees") which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the indebtedness, $14.1 million. The Company is in payment default under each of the above mentioned credit facilities. These credit facilities are secured by a security interest in all of the Company's non real estate assets.

     The Company's sources of operating funds during the nine months ended September 30, 1996, and to date have been primarily funds from rental income. Unless the Company's lenders are prepared to continue to defer the payment of the Indebtedness, the Company will be unable to continue as a going concern.

NOTE 3 - REAL ESTATE OPERATIONS

     The Company has a 25% limited partnership interest in a commercial building known as the Colorado State Bank Building. During the first nine months of 1996, the Company funded its partnership share of capital expenditures and tenant improvements totaling $.4 million.

     Also, during 1996, the owner of the office building at 300 Montgomery St. in San Francisco exercised his option to purchase the Company's land holdings which underlies his office building. The Company sold the land to the building owner on September 30, 1996, for $6.6 million resulting in a gain of $1.0 million. The proceeds from the sale were used to pay down

                             LINCORP HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - REAL ESTATE OPERATIONS - CONTINUED

principal on debt payable to UEC.

     During 1996, the Company acquired through a wholly owned subsidiary, DB Holdings, Inc. ("DBH"), a parcel of land (the "DBH Land") underlying a commercial real estate project in Minneapolis, Minnesota. The DBH Land was acquired for $13.0 million, with the total purchase price funded from a senior unsecured obligation (the "Loan") of DBH, payable the earlier of January 2, 1999, or immediately upon the sale, transfer or disposal of the DBH Land by DBH. Interest on the Loan is payable monthly, starting July, 1996, at a rate equal to the 180 day Libor rate plus 3%. The DBH Land is leased to a project developer (the "Project Developer") through February, 2086 and for 1996, has an annual minimum lease payment of $1.0 million. DBH has an agreement with the Project Developer that at any time up to January 2, 1999, both DBH and the Project Developer have the option to cause the transfer of the DBH Land to the other at a price of $13.0 million plus accrued and unpaid lease payments. Should the Project Developer exercise its option to purchase the DBH Land, DBH has the right to sell the DBH Land to the Project Developer for a 25% interest in the project including the DBH Land.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDlTY AND GOING CONCERN

     At September 30, 1996, the Company had outstanding $166.4 million of indebtedness, including interest payable of $61.5 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior credit facilities. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $152.3 million of the Indebtedness and Hees International Bancorp, Inc. ("Hees") which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtedness, $14.1 million. The Company is in payment default under each of the above mentioned credit facilities. These credit facilities are secured by a security interest in all of the Company's non real estate assets.

     The Company's sources of operating funds during the nine months ended September 30, 1996, and to date have been primarily funds from rental income. Unless the Company's lenders are prepared to continue to defer the payment of the Indebtedness, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

Nine Months Ended September 30 1996 Compared to the Nine Months Ended September 30, 1995

     For the nine months ended September 30, 1996, the Company had a net loss of $8.3 million compared to a $9.6 million net loss for the same period in 1995. The $1.3 million decrease in the net loss is primarily due to the third quarter 1996, $1.0 million gain on the sale of real estate.

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

project in Minneapolis, Minnesota. The DBH Land was acquired for $13.0 million with the total purchase price funded from a senior unsecured obligation (the "Loan") of DBH, payable the earlier of January 2, 1999, or immediately upon the sale, transfer or disposal of the DBH Land by DBH. Interest on the Loan is payable monthly, starting July, 1996, at a rate equal to the 180 day Libor rate plus 3%. The DBH Land is leased to a project developer (the "Project Developer") through February, 2086, and for 1996, has an annual minimum lease payment of $1.0 million. DBH has an agreement with the Project Developer that at any time up to January 2, 1999, both DBH and the Project Developer have the option to cause the transfer of the DBH Land to the other at a price of $13.0 million plus accrued and unpaid lease payments. Should the Project Developer exercise its option to purchase the DBH Land, DBH has the right to sell the DBH Land to the Project Developer for a 25% interest in the project including the DBH Land.

     Also, during the third quarter of 1996, the Company sold one of its real estate assets for $6.6 million resulting in a gain of $1.0 million. The proceeds from the sale were used to pay down principal on debt payable to UEC.

                           PART II. 0THER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        (a) At September 30, 1996, the Company had outstanding $166.4 million of indebtedness, including interest payable of $61.5 million, (collectively the "Indebtedness") under its Senior, Subordinated and Junior credit facilities. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $152.3 million of the Company's Indebtedness and Hees International Bancorp, Inc. which currently owns an indirect 24.6% non-voting equity interest in UEC, holds the balance of the Indebtedness, $14.1 million. The Company is in payment default under each of the above mentioned credit facilities. These credit facilities are secured by a security interest in all of the Company's non real estate assets.

        (b) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Not applicable.

        (b) None filed.

                                   SIGNATURE

Pursuant to the requirements ofthe Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LINCORP HOLDINGS, INC.

Dated: November 4, 1996                 /s/ Jack R. Sauer
                                        Jack R. Sauer
                                        Chief Financial Officer