Form 10-K405
period 1996-12-31
LINCORP HOLDINGS INC
filed 1997-03-31
CIK 202172

--------------------------------------------------------------------------------
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                               FORM 10-K


(Mark One)

[ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934    [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------

                                OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934    [NO FEE REQUIRED]
For the transition period from_______________________ to _____________________


                  Commission file number 1-8547
                                         ------



                         LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               DELAWARE                               23-2161279
  -------------------------------      ---------------------------------------
  (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
  Incorporation or Organization)


         245 Park Avenue
        New York, New York                                      10167
  -------------------------------      ---------------------------------------
     (Address of Principal Executive                          (Zip Code)
      Offices)


     Registrant's Telephone Number,
        Including Area Code:                           (212) 867-3800
  -------------------------------      ---------------------------------------


Securities registered pursuant to Section 12(b) of the Act:


Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
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

            Yes   X                          No
               -----                            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company's common stock, which is traded over the counter, had no identifiable transactions during 1996 and through February 28, 1997. Based on the last identifiable common stock transaction, the aggregate market value of the Company's common stock held by non-affiliates of the registrant would be an indeterminate nominal amount. On February 28, 1997, there were 1,730,559 shares of registrant's common stock outstanding.



                  DOCUMENTS INCORPORATED BY REFERENCE
                  -----------------------------------


      See Item 14 (c) for a listing of exhibits incorporated by reference.

                                    PART I

ITEMS  1 AND 2.         BUSINESS AND PROPERTIES


RECENT DEVELOPMENTS

     At December 31, 1996, the Company had approximately $171.0 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations which are not secured by its real estate assets. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $156.8 million of the Company's Indebtedness. On December 30, 1996, approximately $14.3 million of the Company's Indebtedness, which was previously held by an affiliate of UEC, was sold to an unrelated third party. The Company is in payment default under each of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's non real estate assets and a junior security interest in all the real estate assets. See Note 6 to the Company's Financial Statements.

     The Company's sources of funds during the year ended December 31, 1996, and to date have been primarily from it's previously existing cash balances. The assets being utilized to fund the Company's operations are part of the collateral package securing the Company's Indebtedness. Unless the Company's lenders continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its day to day operating expenses, the Company will be unable to continue as a going concern. The Company is continuing to meet with its lenders to discuss its future prospects. The Company hopes that its lenders will continue to forbear from exercising their remedies so that the Company may seek out opportunities which, among other matters, will allow it to realize on its intangible assets and tax attributes, including net operating loss carryforwards, capital losses and built-in losses. As explained below, certain of the Company's debt was restructured during the fourth quarter of 1996. As of December 31, 1996, the Company's stockholders' deficit was $167.7 million.

REAL ESTATE TRANSACTIONS

     During the second quarter of 1996, the Company acquired through a wholly-owned subsidiary, DB Holdings, Inc. ("DBH"), a parcel of land (the "DBH Land") underlying a commercial real estate project in Minneapolis, Minnesota. The DBH Land was acquired for $13.0 million, with the total purchase price funded from a senior unsecured obligation of DBH (the " DBH Loan"), payable the earlier of January 2, 1999, or immediately upon the sale, transfer or disposal of the DBH Land. The DBH Loan is with a company affiliated to UEC. Interest on the DBH Loan is payable monthly, starting July 1996, at a rate equal to the 180 day Libor rate plus 3%. The DBH Land is leased to a project developer (the "Project Developer") through February 2086, and for 1996, had an annual minimum lease payment of $1.0 million. DBH has an agreement with the Project Developer that at any time up to January 2, 1999, both DBH and the Project Developer have the option to cause the transfer of the DBH Land to the other at a price of $13.0 million plus accrued and unpaid lease payments. Should the Project Developer exercise its option to purchase the DBH Land, DBH has the right to sell the DBH Land to the Project Developer for a 25% interest in the project including the DBH Land.

     During the third quarter of 1996 the Company sold its real estate investment in the Montgomery St. Land Lease for $6.6 million resulting in a gain of $1.0 million. The proceeds from this sale were used to paydown a portion of the secured debt on this asset held by UEC.

     During the fourth quarter of 1996, the General Partner to the Main

Partnership exercised its option to purchase from the Company its remaining 1% interest in the Main Partnership for $70,000. See Note 1 to the Company's Financial Statements.

     Also during the fourth quarter of 1996, the Company contributed its $.9 million bridge loan mortgage receivable to a newly formed limited partnership (the "Cambridge Park Partnership") in exchange for a 28.125% limited partnership interest. The purpose of the Cambridge Park Partnership is to develop, construct, and sell approximately 232 townhouse units. Under the terms of the partnership agreement, the Company is to receive a 18% priority return on its investment. Depending upon when the project is sold, the Company will also receive between approximately 8.4% and 14% of any profits from the partnership. See Note 1 to the Company's Statement.

     The Company has a 25% limited partnership interest in a commercial building known as the Colorado State Bank Building. During 1996, the Company funded its partnership share of capital expenditures and tenant improvements totaling $.5 million.

DEBT RESTRUCTURING

     During the fourth quarter of 1996, the Company and UEC agreed to restructure certain debt between the companies. This debt restructuring dealt with the Colorado State Bank Building Note (the "CSBB Note") and the Montgomery St. Land Lease Note (the "MSLL Note") both of which were acquired by UEC in September 1995. The debt restructuring, which was effective September 30, 1996, forgave all interest accrued on these two notes as of September 30, 1996, and through February 6, 1997. UEC also forgave a portion of the principal of each note. For accounting purposes, the total of the principal and interest forgiven ($3.0 million on the CSBB Note and $2.2 million on the MSLL Note), has been recorded as a capital contribution by UEC in the fourth quarter of 1996. After the restructuring, the new principal amount owing as of September 30, 1996, on the MSLL Note and the CSBB Note was $1.4 million and $3.6 million, respectively. The terms of the two notes were also changed to reflect an extension of the principal and interest maturity date to June 30, 2005, and a decrease in the interest rate to 6.38%.

LINCOLN SAVINGS BANK, FSB

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

EMPLOYEES

     The Company presently has no compensated employees.

ITEM 3.                 LEGAL PROCEEDINGS

     A tax assessment (the "Assessment") has been made by the Commonwealth of Massachusetts against a former wholly-owned subsidiary of the Company, which was dissolved in July 1990. The Massachusetts Department of Revenues (the "MDR") stated, in a notice dated February 15, 1992, that the amount due and owing was $1.2 million and it is believed that additional interest and/or penalties have been imposed with regard to the Assessment. On November 29, 1993, an Offer in Settlement (the "Offer") was forwarded to the MDR with respect to the Assessment which was rejected by the MDR on October 26, 1995, and there have been no subsequent developments on this matter since that date. The ultimate outcome of the Assessment cannot be determined at this time.


ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        Not Applicable.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded over the counter. During 1996, there were no identifiable stock transactions.

     On February 28, 1997, there were approximately 765 stockholders of record of the Company's Common Stock. There were no dividends paid on the Company's Common Stock in 1996 and 1995.


ITEM 6.                 SELECTED FINANCIAL DATA



                                                                      YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------
                                                        1996            1995          1994           1993            1992
                                                        ----            ----          ----           ----            ----
                                                                             (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA
Interest income .................................     $      23      $     144      $      47      $      27      $       5
Interest expense ................................       (13,720)       (13,316)       (10,751)       (10,786)       (10,968)
Rental income ...................................         1,169            487           --             --             --
Other income ....................................         1,512            253          1,537            176             16
Other expense ...................................          (160)          (312)          (375)          (598)          (997)
                                                      ---------      ---------      ---------      ---------      ---------
Loss from continuing operations before
   income taxes .................................       (11,176)       (12,744)        (9,542)       (11,181)       (11,944)
Provision (benefit) for income taxes ............            17             23            300            300           (804)
                                                      ---------      ---------      ---------      ---------      ---------
Loss from continuing operations .................       (11,193)       (12,767)        (9,842)       (11,481)       (12,748)
Discontinued operations (loss from operations
   of the Lincoln Savings Bank) .................          --             --             --             --           (4,933)
Recovery (loss) on writedown of investment in the
   Lincoln Savings Bank .........................          --             --            6,143           --          (90,040)
Decrease in estimated writedown of assets from
   discontinued real estate operations ..........          --             --            4,510           --             --
Reversal of provision for income taxes relating
   to discontinued operations ...................          --             --            3,370           --             --
                                                      ---------      ---------      ---------      ---------      ---------
Net income (loss) ...............................     $ (11,193)     $ (12,767)     $   4,181      $ (11,481)     $(107,721)
                                                      =========      =========      =========      =========      =========

ITEM 6.                 SELECTED FINANCIAL DATA, CONTINUED


                                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------------------
                                                             1996          1995       1994            1993        1992
                                                             ----          ----       ----            ----        ----
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA

Per share amounts
          Income (loss) per share of common stock and
             common stock equivalents ...............   $    (6.47)   $    (7.38)   $     2.42    $   (6.63)   $  (62.23)
                                                        ==========    ==========    ==========    =========    =========
          Weighted average shares of common stock
             and common stock equivalents

             outstanding ............................        1,731         1,731         1,731        1,731        1,731
                                                        ==========    ==========    ==========    =========    =========

          BALANCE SHEET DATA

          Total assets ..............................   $   23,978    $   16,181    $      660    $   1,204    $   2,256
                                                        ==========    ==========    ==========    =========    =========

          Other borrowed funds, excluding
          accrued interest ..........................   $  106,614    $  105,215    $   97,229    $ 102,301    $ 103,301
                                                        ==========     ==========    ==========    =========    =========

          Total stockholders' deficit ...............   $ (167,655)   $ (161,666)   $ (148,899)   $(153,080)   $(141,599)
                                                        ==========    ===========   ==========    =========    =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     DIVESTITURE OF THE LINCOLN SAVINGS BANK, LIQUIDITY AND GOING CONCERN, AND CONTINUING OPERATIONS

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

     At December 31, 1996 the Company had approximately $171.0 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations which are not secured by its real estate assets. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds $156.8 million of the Company's Indebtedness. On December 30, 1996, approximately $14.3 million of the Company's Indebtedness, which was previously held by an affiliate of UEC, was sold to an unrelated third party. The Company is in payment default under each of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's non real estate assets and a junior security interest in all of the Company's non real estate assets and a junior security interest in all the real estate assets. See Note 6 to the Company's Financial Statements.

     The Company's sources of operating funds during the year ended December 31, 1996, and to date have been primarily from it's previously existing cash balances. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lenders are prepared to continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

     For the year ended December 31, 1996, the Company had a net loss of $11.2 million compared to a net loss of $12.8 million for the year ended December 31, 1995.

     Total income for 1996 increased $1.8 million to $2.7 million. The increase in total income is primarily due to a $1.0 million gain recognized on the sale of one real estate asset and a $.7 million increase in rental income. The increase in rental income is attributable to the acquisition of a land lease during the second quarter of 1996.

     Interest expense increased $.4 million. This increase reflects $.8 million in new interest on the debt incurred to finance a 1996 second quarter land lease acquisition, offset by a $.4 million decrease in interest relating to two notes that were restructured as of September 30, 1996.


1995 COMPARED TO 1994

     For the year ended December 31, 1995, the Company had a net loss of $12.8 million compared to a net loss of $9.8 million for the year ended December 31, 1994.

     As previously stated, effective January 1, 1995, the Company reflected the results of its real estate operations as a continuing operation whereas these same operations during 1994 were accounted for as a discontinued operation with no effect on operating results.

     Total income for 1995 decreased by $.7 million compared to 1994 as 1994 included other income of $1.5 million resulting from the reversal of certain prior period reserves while 1995 included no such reversals. However; 1995, did include $.5 million in rental income which was included in discontinued operations in 1994, and a $.3 million gain on the sale of mortgage receivables, which is included in other income.

     During 1995, the Company sold substantially all of its interest in the Main and California Partnerships for $6.9 million which equalled the Company's recorded net book value for these investments.

     Interest expense increased $2.6 million, of which $2.4 million is attributable to the debt on real estate assets which was included in discontinued operations during 1994, and the balance reflects an increase in interest rates.

FINANCIAL POSITION

MATERIAL CHANGES DURING 1996

     During the second quarter of 1996, the Company acquired through a wholly-owned subsidiary, DB Holdings, Inc. ("DBH"), a parcel of land (the "DBH Land") underlying a commercial real estate project in Minneapolis, Minnesota. The DBH Land was acquired for $13.0 million, with the total purchase price funded from a senior unsecured obligation of DBH (the "DBH Loan"), payable the earlier of January 2, 1999, or immediately upon the sale, transfer or disposal of the DBH Land. The DBH Loan is with a company affiliated to UEC. Interest on the DBH Loan is payable monthly, starting July 1996, at a rate equal to the 180 day Libor rate plus 3%. The DBH Land is leased to a project developer (the "Project Developer") through February 2086, and for 1996, had an annual minimum lease payment of $1.0 million. DBH has an agreement with the Project Developer that at any time up to January 2, 1999, both DBH and the Project Developer have the option to cause the transfer of the DBH Land to the other at a price of $13.0 million plus accrued and unpaid lease payments. Should the Project Developer exercise its option to purchase the DBH Land, DBH has the right to sell the DBH Land, to the Project Developer for a 25% interest in the project including the DBH Land.


     During the third quarter of 1996, the Company sold its real estate investment in the Montgomery St. Land Lease for $6.6 million resulting in a gain of $1.0 million. The proceeds from this sale were used to paydown a portion of the secured debt on this asset held by UEC.

      During the fourth quarter of 1996, the General Partner to the Main Partnership exercised its option to purchase from the Company its remaining 1% interest in the Main Partnership for $70,000.

     Also during the fourth quarter of 1996, the Company contributed its $.9 million bridge loan mortgage receivable to a newly formed limited partnership (the "Cambridge Park Partnership") in exchange for a 28.125% limited partnership interest. The purpose of the Cambridge Park Partnership is to develop, construct, and sell approximately 232 townhouse units. Under the terms of the partnership agreement, the Company is to receive a 18% priority return on its investment. Depending upon when the project is sold, the Company will also receive between approximately 8.4% and 14% of any profits from the partnership.

     The Company has a 25% limited partnership interest in a commercial building known as the Colorado State Bank Building. During 1996 the Company funded its partnership share of capital expenditures and tenant improvements totaling $.5 million.

     During the fourth quarter of 1996, the Company and UEC agreed to restructure certain debt between the companies. This debt restructuring dealt with the Colorado State Bank Building Note (the "CSBB Note") and the Montgomery St. Land Lease Note (the "MSLL Note") both of which were acquired by UEC in September 1995. The debt restructuring, which was effective September 30, 1996, forgave all interest accrued on these two notes as of September 30, 1996, and through February 6, 1997. UEC also forgave a portion of the principal of each note. For accounting purposes, the total of the principal and interest forgiven ($3.0 million on the CSBB Note and $2.2 million on the MSLL Note), has been recorded as a capital contribution by UEC in the fourth quarter of 1996. After the restructuring, the new principal amount owing as of September 30, 1996, on the MSLL Note and the CSBB Note was $1.4 million and $3.6 million, respectively. The terms of the two notes were also changed to reflect an extension of the principal and interest maturity date to June 30, 2005, and a decrease in the interest rate to 6.38%.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Company are set forth in Part IV on pages F-1 to F-15 and incorporated herein by reference. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for a complete list of Financial Statements and Financial Statement Schedules.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The term of each director is for one year and thereafter until his successor shall have been elected and qualified. The Company's executive officers are elected by, and serve at the discretion of the Board of Directors.

     The following table sets forth certain information with respect to each director and executive officer of the Company on March 21, 1997.

                                                          Service with
Name                   Age    Position with Company       Company from
----                   ---    ---------------------       ------------

George S. Mann          64    Chairman of the Board (1)        1981

Ronald W. Cantwell      53    Director (1) (2) (3) and         1996
                              Executive Vice President

Ian G. Cockwell         49    Director                         1994

William Kirschenbaum    52    Director (2) (3)                 1982

Ralph V. Marra          59    Director                         1994

Jack R. Sauer           44    President                        1996

--------------------------------

(1)   Member of the Executive Committee.
(2)   Member of the Audit Committee.
(3)   Member of the Arms Length Committee.

      George S. Mann has served as Chairman of the Board since 1981, and as President from 1989 through August, 1996. He served as Chairman of the Board of UEC from 1983, until June 1990, and now serves as a Director. In connection with the Lincoln Agreement, without admitting or denying the allegations contained therein, and in order to avoid the significant costs of potential litigation,

Mr. Mann consented to the entry of an order by the OTS which permanently prohibited him from participation in the conduct of the affairs of, or exercising any voting rights with respect to, depository institutions in the United States.

      Ronald W. Cantwell has been the President and Director of The Catalyst Group, Inc. since October, 1988. He is also the President, Director and owner of VC Holdings, Inc, which is the managing member of Trilon Dominion Partners, LLC. Mr. Cantwell is also a Director of Caldera Environmental Corp., Shepherd Surveillance Solutions, Inc., Morrison International, Inc. and Odyssey Nutriceutical Science, Inc. He has been the Executive Vice President of the Company since 1995 and a Director since August, 1996.

      Ian G. Cockwell has been President of Westcliff Management Services Inc. since prior to 1988, and UEC since 1992. He has been a Director of the Company since November 1994.

      William Kirschenbaum has been the Chairman of the Board of Hamilton Financial Services Corporation, successor to Hamilton Savings Bank, since prior to 1988.

      Ralph V. Marra has been a Senior Managing Director of Grubb and Ellis Inc. since October of 1994. He was the Chief Financial Officer of Lincoln from November 1989, until October of 1994, and was the Chief Accounting Officer and Treasurer of Lincoln from December 1988, through November 1989. From March 1988, to December 1988, Mr. Marra was the Chief Administrative Officer of Lincoln. From August 1984, to December 1993, he was a Senior Vice President of the Company and from March 1987, until December 1993, he was the Company's Treasurer. He has been a Director of the Company since November 1994.

      Jack R. Sauer has been the Vice President and Director of the Catalyst Group, Inc. since February, 1990. He is also the Vice President and a Director of VC Holdings, Inc., which is the managing member of Trilon Dominion Partners, LLC. Mr. Sauer is also a Director of Shepherd Surveillance Solutions, Inc., Microspeed, Inc. and Accessware, Inc. He has been the President of the Company since August, 1996.

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

      To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of the Company's Common Stock, were complied with.


DIRECTORS REMUNERATION

      Directors of the Company receive a quarterly fee of $1,500 in addition to a fee of $600 for actual attendance at each directors' or committee meeting. For meetings of any committee held on the same day as any meeting of the Board of Directors, the fee for attendance at the committee meetings is $300. Where meetings of the Board or committees thereof are held by telephone conference, directors receive a fee of $150. Fees paid to all directors for attendance at the Board and committee meetings during the year ended December 31, 1996, totaled approximately $30,000.


DIRECTORS MEETING AND COMMITTEES

      The Board of Directors of the Company held 5 meetings during the fiscal year ended December 31, 1996. During fiscal year 1996, all of the directors attended at least 75% of the meetings of the Board of Directors.

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

      The only Committee which held a meeting during the Company's fiscal year ended December 31, 1996, was the Audit Committee which held one meeting.


ITEM 11.                EXECUTIVE COMPENSATION

      No executive officer of the Company, received any compensation for their services during any of the fiscal years ended December 31, 1996, 1995 or 1994.

      No compensation committee report or performance graph is included herein because none of the executive officers' draw any salary from the Company.

ITEM 12. SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND OFFICERS AND OTHER PRINCIPAL HOLDERS OF THE COMPANY'S VOTING SECURITIES

      The table below sets forth information concerning the shares of the Common Stock beneficially owned by the individual directors, all directors and officers of the Company as a group without naming them and each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of February 28, 1997. The address of each of the directors is c/o Lincorp Holdings, Inc., 245 Park Avenue, 28th Floor, New York, New York 10167. The address of UEC is BCE Place Suite 2320 Toronto, Ontario, Canada M5J151.

                                Shares of
                              Common Stock
                              Beneficially
   Name of                     Owned as of             Percent of
Beneficial Owner            February 28, 1997             Class
----------------            -----------------          ----------
Unicorp Energy                 1,286,886                  74.3%
Corporation (1)

Ian G. Cockwell (1)            1,286,886                  74.3%

William Kirschenbaum               3,767                      *

George S. Mann (1)             1,286,886                  74.3%

All officers and directors     1,290,653                  74.6%
as a group (4 persons) (1)

------------
*     Less than 1%

(1) The stockholdings indicated for Messrs. Cockwell and Mann are all owned directly by UEC. Messrs. Cockwell and Mann disclaim beneficial ownership of all such shares.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Item 2 - Real Estate Transactions and Debt Restructuring.

                                    PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                PAGE

  (a) (1)  Consolidated Financial Statements
           Report of Independent Accountants................     F-1

           Consolidated Balance Sheets as of
            December 31, 1996 and 1995......................     F-2

           Consolidated Statements of Operations for the
            years ended December 31, 1996, 1995, and 1994...     F-3

           Consolidated Statements of Changes in
            Stockholders' Deficit for the years ended
            December 31, 1996, 1995, and 1994...............     F-4

           Consolidated Statements of Cash Flows for the
            years ended December 31, 1996, 1995 and 1994....     F-5

           Notes to Consolidated Financial Statements.......     F-7

           All schedules have been omitted because they are not required or because the required information is contained in the consolidated financial statements or notes thereto.

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

   10.02   Letter Agreement re: Line of Credit dated November 30,             *
           1989, between UEC and the Company (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).


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

   10.06   Form of Promissory Note from the Company to Coscan                 *
           Inc. (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

   10.07   Closing Agreement, dated as of July 23, 1990, among                *
           the Company, Coscan Colorado Inc. ("CCI"), Coscan
           Colorado LHI Inc. and Coscan Commercial Limited
           Partnership, a California Limited Partnership
           ("Coscan California) (incorporated by reference to Exhibit 28.1 to the Company's Report on Form 8-K dated August 13, 1990).

   10.08   Closing Agreement, dated as of July 23, 1990, among                *
           the Company, Coscan California Commercial Inc. ("CCC"),
           Coscan California LHI Inc. and Coscan Commercial
           Limited Partnership, a California Limited Partnership
           ("Coscan California) (incorporated by reference to Exhibit 28.2 to the Company's Report on Form 8-K dated August 13, 1990).

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

   10.11   Letter Agreement, dated as of July 23, 1990, among                 *
           CCI, CCC, the Company, Coscan Commercial and Coscan

           California, regarding loans by CCI and CCC
           (incorporated by reference to Exhibit 28.5 to the Company's Report on Form 8-K dated August 13, 1990).

   10.12   $24,000,000 Secured Revolving Credit Agreement,                    *
           dated as of July 25, 1990 (the "Senior Credit
           Agreement"), among the Company, Hees International
           Bancorp Inc. ("Hees"), National Bank of Canada
           ("NBC") and NBC, as Agent (incorporated by reference to Exhibit 28.6 to the Company's Report on Form 8-K dated August 13, 1990).

   10.13   Amended and Restated Credit Agreement, dated as of                 *
           July 25, 1990, between the Company and NBC
           (incorporated by reference to Exhibit 28.7 to the Company's Report on Form 8-K dated August 13, 1990).

   10.14   Letter Agreement, dated July 25, 1990, between UEC                 *
           and the Company regarding the revolving line of credit from UCC to the Company (incorporated by reference to Exhibit 28.8 to the Company's Report on Form 8-K dated August 13, 1990).

   10.15   Securities Pledge Agreement, dated as of July 25,                  *
           1990, by the Company in favor of UEC (incorporated by reference to Exhibit 28.8 to the Company's
           Report on Form 8-K dated August 13, 1990).

   10.16   Lincorp Pledge Agreement, dated as of July 25,                     *
           1990, by Lincorp Inc. in favor of UEC (incorporated by reference to Exhibit 28.10 to the Company's
           Report on Form 8-K dated August 13, 1990).

   10.17   Subsidiaries Pledge Agreement, dated as of July 25,                *
           1990, by Unicorp Delaware I, Inc., Unicorp Delaware
           II, Inc. and ITT Missouri Corp. in favor of UEC
           (incorporated by reference to Exhibit 28.11 to the Company's Report on Form 8-K dated August 13, 1990).

   10.18   Security Agreement, dated as of July 25, 1990, by the              *
           Company in favor of UEC (incorporated by reference to Exhibit 28.12 to the Company's Report on Form 8-K dated August 13, 1990).

   10.19   Agreement Relating to the Lincoln Savings Bank, FSB                *
           dated as of December 31, 1992, among the OTS, the Company and certain other parties (incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K dated January 20, 1993).


   10.20   Trust Agreement dated as of January 20, 1993, among                *
           the OTS, the Company and certain other parties
           (incorporated by reference to Exhibit B to the Company's Current Report on Form 8-K dated January
           20, 1993).

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

   10.24   Agreement dated as of September 5, 1995,by and among               *
           CCI, the Company, Coscan Limited Partner Corporation,
           CCC, Coscan California Limited Partner Corporation and Coscan, Inc.

   22      Subsidiaries of the Company.

------------------

*     Incorporated by reference.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in New York, New York.


Dated:  March 26, 1997


                                      LINCORP HOLDINGS, INC.


                                      By: s/ Jack R. Sauer
                                          ----------------------------
                                          Jack R. Sauer
                                          President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                           Title                                 Date
----                           -----                                 ----
s/George S. Mann               Chairman of the                  March 25, 1997
-----------------------        Board of Directors
George S. Mann                 (Principal Executive Officer)

s/Jack R. Sauer                President                        March 25, 1997
-----------------------        (Principal Accounting Officer)
Jack Sauer

s/Ronald W. Cantwell           Director                         March 25, 1997
-----------------------
Ronald W. Cantwell

s/Ian G. Cockwell              Director                         March 25, 1997
-----------------------
Ian G. Cockwell

s/William Kirschenbaum         Director                         March 25, 1997
-----------------------
William Kirschenbaum

s/Ralph V. Marra               Director                         March 25, 1997

-----------------------
Ralph V. Marra

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and
Stockholders of Lincorp Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Lincorp Holdings, Inc. and Subsidiary ("Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincorp Holdings, Inc. and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is in default on all of its credit facilities and, at December 31, 1996, has $106.6 million of principal indebtedness, and $64.4 million of accrued and unpaid interest. In addition the Company has a net capital deficiency of $167.7 million as of December 31, 1996. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to these matters are also described in Notes 2 and 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/KPMG Peat Marwick LLP


New York, New York
February 27, 1997

                  LINCORP HOLDINGS, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                                -----------------------
                                                    1996        1995
                                                    ----        ----
                                                 (dollars in thousands)
ASSETS
Cash........................................    $      210    $     660
Investment in real estate assets, net.......        23,608       15,517
Other assets................................           160            4
                                                ----------    ---------
                                                $   23,978    $  16,181
                                                ==========    =========
LIABILITIES  AND  STOCKHOLDERS'  DEFICIT
Liabilities:
  Debt on real estate assets, including
    accrued interest........................    $   16,812    $  15,663
  Other borrowed funds, including
    accrued interest........................       171,045      157,989
  Other liabilities.........................         3,776        4,195
                                                ----------    ---------
                                                   191,633      177,847
Commitments and contingent liabilities

Stockholders' deficit:
   Preferred stock, Series A;
     200 shares authorized;
     no shares issued and outstanding.......             -            -
   Preferred stock, $.01 par value;
     10,000 shares authorized;
     no shares issued and outstanding.......             -            -
   Common stock, $.01 par value;
     1,990,000 shares authorized;
     1,730,559 shares issued and
       outstanding..........................            17           17
   Capital contributed in excess of
       par value............................       153,638      148,434
   Accumulated deficit......................      (321,310)    (310,117)
                                                ----------    ---------
                                                  (167,655)    (161,666)
                                                ----------    ---------
                                                $   23,978    $  16,181
                                                ==========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    LINCORP HOLDINGS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year ended December 31,
                                             -----------------------------------
                                                 1996        1995       1994
                                                 ----        ----       ----
                                                     (in thousands, except
                                                      per share amounts)
Income:
    Rental income......................      $   1,169     $    487   $      -
    Interest income....................             23          144         47
    Gain on sale of real estate asset..          1,033            -          -
    Other income.......................            479          253      1,537
                                             ---------     --------   --------
        Total income...................          2,704          884      1,584
                                             ---------     --------   --------
Expense:
    Interest expense...................         13,720       13,316     10,751
    General and administrative expense             160          312        375
                                             ---------     --------   --------
        Total expense..................         13,880       13,628     11,126
                                             ---------     --------   --------

Loss from continuing operations
  before income taxes..................        (11,176)     (12,744)    (9,542)

Provision for state and local
  income taxes.........................             17           23        300
                                             ---------     --------   --------

Loss from continuing operations........        (11,193)     (12,767)    (9,842)
                                             ---------     --------   --------

Discontinued operations:
    Recovery on writedown of investment
      in the Lincoln Savings Bank......              -            -      6,143
    Decrease in estimated writedown
      of assets from discontinued real
      estate operations................              -            -      4,510
    Reversal of provision for
      income taxes.....................              -            -      3,370
                                             ---------     --------   --------
   Income from discontinued operations               -            -     14,023
                                             ---------     --------   --------

   Net income (loss)...................      $ (11,193)    $(12,767)  $  4,181
                                             =========     =========  ========

   Loss from continuing operations
     per share of common stock.........      $   (6.47)    $  (7.38)  $  (5.68)
   Income from discontinued operations

     per share of common stock.........              -            -       8.10
                                             ----------    ---------  --------

   Income (loss) per share of common
     stock outstanding.................      $    (6.47)   $  (7.38)  $   2.42
                                             ==========    =========  ========

   Weighted average shares of common...           1,731        1,731     1,731
                                             ==========    =========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                        LINCORP HOLDINGS, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                              Capital
                                                            contributed
                                               Common        in excess      Accumulated
                                               stock        of par value      deficit
                                               ------       ------------    -----------
                                                       (dollars in thousands)
Balances, December 31, 1993............     $        17     $  148,434     $ (301,531)

   Net income..........................               -              -           4,181
                                            -----------     ----------     -----------

Balances, December 31, 1994............              17        148,434       (297,350)

   Net loss............................               -              -        (12,767)
                                            -----------     ----------     ----------

Balances, December 31, 1995............              17        148,434       (310,117)

   Debt forgiveness by parent company                 -          5,204             -

   Net loss............................               -              -        (11,193)
                                            -----------     ----------     ----------

Balances, December 31, 1996............     $        17     $  153,638     $ (321,310)
                                            ===========     ==========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         LINCORP HOLDINGS, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Year ended December 31,
                                                                        ---------------------------------------
                                                                          1996            1995          1994
                                                                        --------        ---------     ---------
                                                                                (dollars in thousands)

OPERATING ACTIVITIES

Net income (loss)..............................................         $(11,193)       $(12,767)     $   4,181

Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Gain on sale of real estate asset..........................           (1,033)              -              -
    Equity income from real estate partnership.................             (254)            (26)             -
    Recovery on writedown of investment in the
      Lincoln Savings Bank.....................................               -                -         (6,143)
    Decrease in estimated writedown of assets
      from discontinued real estate operations.................               -                -         (4,510)
    Decrease in marketable securities..........................               -              535            286
    Decrease (increase) in other assets........................             (86)             274            270
    Increase (decrease) in other liabilities...................            (419)             694         (1,503)
    Decrease in income taxes payable...........................               -             (129)        (3,370)
    Increase in interest payable...............................          13,033            8,797         10,751
    Operating activities of discontinued operations............               -                -             50
                                                                     ----------     ------------     ----------
 Net cash provided by (used in) operating activities...........              48           (2,622)            12
                                                                     ----------     ------------     ----------
INVESTING ACTIVITIES

Proceeds from sale of real estate assets.......................           6,649            6,930              -
Investment in real estate assets...............................            (498)          (3,450)             -
                                                                     ----------     ------------     ----------

Net cash provided by investing activities......................           6,151            3,480              -
                                                                     ----------     ------------     ----------


The accompanying notes are an integral part of these consolidated financial statements.

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                    Year ended December 31,
                                              ----------------------------------
                                                1996         1995        1994
                                                ----         ----        ----
                                                    (dollars in thousands)

FINANCING ACTIVITIES

Funds borrowed..............................         -       8,877            -
Repayment of borrowed funds.................    (6,649)     (9,200)           -
                                              ---------   ---------   ---------

Net cash used in financing activities.......    (6,649)       (323)           -
                                              ---------   ---------   ---------

Net increase (decrease) in cash.............      (450)        535           12

Cash, beginning of year.....................       660         125          113
                                              --------    --------    ---------

Cash, end of year...........................  $    210    $    660    $     125
                                              ========    ========    =========


SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION

Cash paid during the year for:
    Interest................................  $    706    $  4,519    $       -
    Income taxes............................  $     17    $     23    $      16

Noncash investing and financing activities:
    Fair value of assets acquired...........  $ 13,025   $       -    $       -
    Liabilities assumed.....................  $ 13,025   $       -    $       -
    Debt forgiveness........................  $  5,204   $       -    $       -



The accompanying notes are an integral part of these consolidated financial statements.

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - REAL ESTATE OPERATIONS

      Effective January 1, 1995, as a result of an improving real estate market, Lincorp Holdings, Inc. (the "Company") reformulated their business plan to focus on such activity. Accordingly, effective January 1, 1995, the Company restated its balance sheet to reflect the real estate operations as a continuing operation. The restatement had no effect on prior period Statements of Operations but effective January 1, 1995, the Company recognized the results of its real estate operations as part of its results from continuing operations. This included recording its equity in the operating results of its real estate joint ventures in accordance with the equity method of accounting as well as recording rental and other income and expenses from its other real estate activities. Prior to January 1, 1995, the Company's real estate operations were accounted for as discontinued operations. During 1994, the real estate operations had total income of approximately $1.8 million and a net loss of approximately $.3 million, which was charged against the net liability of real estate operations.

      The Company has a 25% limited partnership interest in a commercial building known as the Colorado State Bank Building ("CSBB"). During 1996, the Company funded its partnership share of capital expenditures and tenant improvements totaling $.5 million.

      During the second quarter of 1996, the Company acquired through a wholly owned subsidiary, DB Holdings, Inc. ("DBH"), a parcel of land (the "DBH Land") underlying a commercial real estate project in Minneapolis, Minnesota. The DBH Land was acquired for $13.0 million, with the total purchase price funded from a senior unsecured obligation of DBH (the "DBH Loan"), payable the earlier of January 2, 1999, or immediately upon the sale, transfer or disposal of the DBH Land. The DBH Loan is with a company affiliated to UEC. Interest on the DBH Loan is payable monthly, starting July, 1996, at a rate equal to the 180 day Libor rate plus 3%. The DBH Land is leased to a project developer (the "Project Developer") through February 2086, and for 1996, had an annual minimum lease payment of $1.0 million. DBH has an agreement with the Project Developer that at any time up to January 2, 1999, both DBH and the Project Developer have the option to cause the transfer of the DBH Land to the other at a price of $13.0 million plus accrued and unpaid lease payments. Should the Project Developer exercise its option to purchase the DBH Land, DBH has the right to sell the DBH Land, to the Project Developer for a 25% interest in the project including the DBH Land.

      During the third quarter of 1996, the Company sold its real estate investment in the Montgomery St. Land Lease ("MSLL") for $6.6 million resulting in a gain of $1.0 million. The proceeds from this sale were used to paydown a portion of the secured debt (the "MSLL Note") on this asset held by its parent company, Unicorp Energy Corporation ("UEC").

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      During 1995, the Company made a $.9 million loan to a developer to refinance land previously purchased by the developer for residential home development. The loan was for one year and carried a 10% interest rate, payable monthly, and was secured by a first mortgage on the land. In order to make this loan, the Company borrowed $.6 million from UEC under its existing Junior credit facility. During the fourth quarter of 1996, the Company contributed its $.9 million loan to a newly formed limited partnership (the "Cambridge Park Partnership") in exchange for a 28.125% limited partnership interest. The purpose of the Cambridge Park Partnership is to develop, construct, and sell approximately 232 townhouse units. Under the terms of the partnership agreement, the Company is to receive a 18% priority return on its investment. Depending upon when the project is sold, the Company will also receive between approximately 8.4% and 14% of any profits from the partnership. The Company uses equity accounting to account for it's interest in this partnership.

      During September 1995, the Company sold substantially all of its limited partnership interests in the Main and California Partnerships to the General Partner for $6.9 million, which equalled the Company's recorded net book value for these investments. In connection with the sale, the Company granted the General Partner an option, which the General Partner exercised in the fourth quarter of 1996, to purchase it's remaining Main Partnership interest not sold (1%) for $70,000. The 1995 proceeds from this sale were used to repay loans from the General Partner relating to the Company's real estate investments in CSBB and MSLL.

      During September 1995, the Company drew down $6.0 million of an existing but unutilized line of credit provided by the General Partner and secured by the Company's investment in the CSBB (the "CSBB Note"), for the purpose of investing an additional $2.3 million in CSBB and making an additional repayment against the MSLL Note.

      At the end of September 1995, UEC purchased from the General Partner the outstanding balance on the Company's CSBB Note and MSLL Note at face value.

      The following summarizes the Company's net investment in real estate assets:

                                                December 31,
                                      -----------------------------
                                         1996               1995
                                         ----               ----
                                         (dollars in thousands)

   CSBB                               $    9,683         $    8,931
   DBH Land                               13,025                  -
   Cambridge Park Partnership                900                900

   Coscan Main Partnership                     -                 70
   MSLL                                        -              5,616
                                      ----------         ----------
                                      $   23,608         $   15,517
                                      ==========         ==========

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following summarizes the financial statements of CSBB:

                                                   December 31,
                                             ------------------------
                                                1996          1995
                                                ----          ----
                                              (dollars in thousands)
Assets:
   Rental properties                         $   37,645     $  34,827
   Other assets                                   1,557         1,430
                                             ----------     ---------
            Total assets                         39,202        36,257
Liabilities                                         731           790
                                             ----------     ---------
            Total equity                     $   38,471     $  35,467
                                             ==========      ========

Revenue                                      $    3,209     $   2,645
Expenses                                          2,195         2,141
                                             ----------     ---------
Net operating income                         $    1,014     $     504
                                             ==========     =========

Company's equity in net income               $      254     $      96
                                             ==========     =========

NOTE 2 - DEBT RESTRUCTURING

      During the fourth quarter of 1996, the Company and UEC agreed to restructure certain debt between the companies. This debt restructuring, which was effective September 30, 1996, dealt with the the CSBB Note and the the MSLL Note and forgave all interest accrued on these two notes as of September 30, 1996, and through February 6, 1997. UEC also forgave a portion of the principal of each note. For accounting purposes, the total of the principal and interest forgiven ($3.0 million on the CSBB Note and $2.2 million on the MSLL Note), has been recorded as a capital contribution by UEC in the fourth quarter of 1996. After the restructuring, the new principal amount owing as of September 30, 1996, on the MSLL Note and the CSBB Note was $1.4 million and $3.6 million, respectively. The terms of the two notes were also changed to reflect an extension of the principal and interest maturity date to June 30, 2005, and a decrease in the interest rate to 6.38%. See Note 6.



NOTE 3 - DIVESTITURE OF THE LINCOLN SAVINGS BANK, FSB

      On January 20, 1993, in connection with the transaction described below, the Company relinquished control of Lincoln by placing the common stock of Lincoln into a trust for eventual sale, and by filing a divestiture notice with the Office of Thrift Supervision (the "OTS").

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On March 4, 1994, Lincoln entered into a definitive agreement (the "Acquisition Agreement") with Anchor Savings Bank FSB ("Anchor") whereby Anchor would acquire all of the assets in the trust including outstanding preferred and common stock of Lincoln and a senior secured note for $80 million in cash. The transaction was subject to, among other things, regulatory approval of the OTS and the Federal Deposit Insurance Corporation. Approval of the transaction was granted on July 12, 1994 and the transaction was completed on August 12, 1994. As anticipated under the Acquisition Agreement, the Company received none of the proceeds from the sale of Lincoln but two of the Company's lenders received a total of $6.1 million as repayment of a portion of the principal amount of debt owed them. This payment to the Company's lenders represented a reduction in the loss recorded in 1992, relating to the Company's writedown of its investment in Lincoln. Accordingly, the Company recorded a $6.1 million income adjustment in 1994, relating to the discontinued operations of Lincoln.


NOTE 4 - LIQUIDITY AND GOING CONCERN

      At December 31, 1996, the Company had approximately $171.0 million of principal and accrued interest (the"Indebtedness") outstanding under its various debt obligations which are not secured by its real estate assets. UEC holds $156.8 million of the Indebtedness. On December 30, 1996, approximately $14.3 million of the Company's Indebtedness, which was previously held by an affiliate of UEC, was sold to an unrelated third party. The Company is in payment default under each of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's non real estate assets and a junior security interest in all the real estate assets.

      The Company's sources of operating funds during the year ended December 31, 1996, and to date have been primarily from it's previously existing cash balances. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lenders are prepared to continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement established the recognition and measurement standards related to the impairment of long-lived assets. Effective January 1, 1996, the Company adopted SFAS No. 121. The adoption of this standard did not have any effect on the Company's financial position or results of operations.

NOTE 6 - DEBT ON REAL ESTATE ASSETS AND OTHER BORROWED FUNDS

      The Company's debt on real estate assets are as follows:

                                                       December 31,
                                                ------------------------
                                                  1996            1995
                                                  ----            ----
                                                 (dollars in thousands)

CSBB Note (a)..............................     $  3,628        $  6,153
MSLL Note (b)..............................            -           9,510
DBH Loan (c)...............................       13,184               -

                                                --------        --------
                                                $ 16,812        $ 15,663
                                                ========        ========

(a) This is a $9 million promissory note line of credit with UEC which is secured by the Company's investment in CSBB and is to be used to fund the Company's share of any operating shortfalls of CSBB. As explained in Note 2, the CSBB Note was restructured effective September 30, 1996. The restructured note matures June 30, 2005, and has an interest rate of 6.38%.

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) As explained in Notes 1 and 2, $6.6 million of this note was paid off during 1996 from the proceeds from the sale of the MSLL and the balance of the note was restructured effective September 30, 1996. Since this note is no longer secured by a real estate asset, the amount owing on this note has been reclassified to other borrowed funds.

(c) See Note 1 for a description of this loan.

The Company's other borrowed funds are as follows:

                                                         December 31,
                                                   -----------------------
                                                     1996            1995
                                                     ----            ----
                                                    (dollars in thousands)

Principal

Senior secured revolving credit facility (a)...    $ 19,921      $  19,921
Subordinated term loan (b).....................      65,000         65,000
Junior line of credit (c)......................      20,294         20,294
MSLL Note (d)..................................       1,399              -
                                                   --------       --------
                                                    106,614        105,215
Accrued interest...............................      64,431         52,774
                                                   --------       --------
                                                   $171,045       $157,989

(a) Through November 1996, the outstanding principal on this facility was held by UEC ($12.0 million) and a company affiliated with UEC ($7.9 million). During December 1996, the debt portion held by the UEC affiliate was sold to an unrelated third party. This debt facility expired in August 1991 and the Company has made no interest payments on this facility since its expiration.

(b) This $65 million facility with UEC matures in August 1997, and calls for interest-only payments at a fixed rate of 11.4 %, payable semi-annually. The Company may prepay the loan at any time in whole or in amounts aggregating

    $1 million or any larger multiple of $1 million. The term loan includes convenants, among others, that require the maintenance of a minimum level of tangible net worth and limit aggregate levels of additional indebtedness. As a result of the losses incurred by the Company, it was not in compliance with the above covenants and it has not paid its semi-annual interest payment since August 1991.

(c) In November 1989, the Company entered into an agreement with UEC that provided the Company with a line of credit in the aggregate amount of $30 million (amended to $25 million on July 25,1990) due on demand with an interest rate of prime plus 3.5% and a standby fee of one quarter of one percent of the unused portion of the commitment.

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) This note matures June 30, 2005, and has an interest rate of 6.38% and has been reclassified in 1996 from debt on real estate assets. See note (b) to debt on real estate assets included in this Note 6.

      During 1996, the weighted average amount of total principal debt outstanding was $127.5 million (1995 - $123.0 million) and the weighted average interest cost of these funds during the year was 10.76 % (1995 - 10.82 %). The maximum amount of borrowed principal funds outstanding at any one time during 1996 and 1995 was approximately $133.2 million and $124.7 million, respectively.

      In December 1991, the Financial Accounting Standards Board issued SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" ("FAS 107"). The statement generally became effective for fiscal years ending after December 15, 1992, at which time entities were required to disclose the fair value of on and off-balance sheet financial instruments, determined on a basis consistent with the requirements of FAS 107. In view of the financial position of the Company at December 31, 1996, management has determined it is not practicable to estimate the fair value of debt and other borrowed funds.

NOTE 7 - INCOME TAXES

      Set forth below is an analysis of the Company's provision for income taxes for the years ended December 31, 1996, 1995 and 1994.

                                                 1996     1995     1994
                                                 ----     ----     ----
                                                 (dollars in thousands)

Current provision:
   State and local income taxes............     $   17   $   23   $  300
                                                ======   ======   ======

      A reconciliation of the total provision for income taxes to amounts computed by applying the federal tax rate to income is as follows:


                                                 1996     1995     1994
                                                 ----     ----     ----
                                                 (dollars in thousands)

Computed at statutory rate.................     $(3,800) $(4,333) $(3,241)
State and local income taxes...............          17       23      300
Effect of no benefit recognized for net
   operating losses........................       3,800    4,333    3,241
                                                -------  -------  -------
Provision for income taxes.................     $    17  $    23  $   300
                                                =======  =======  =======

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying balance sheets reflect no deferred tax assets or liabilities as of December 31, 1996 and 1995.

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

      In May 1990, a subsidiary of the Company conveyed a property to one of its lenders, in the form of a deed in lieu of foreclosure, resulting in a tax assessment of $1.2 million being made by the Massachusetts Department of Revenue (the"MDR") on such transfer. Shortly thereafter, this subsidiary was dissolved but the tax liability remains outstanding. On November 29, 1993, an Offer of Settlement was forwarded to the MDR with respect to this assessment which was rejected by the MDR on October 26, 1995, and there have been no subsequent developments on this matter since that date. The ultimate outcome of this assessment cannot be determined at this time.

                             EXHIBIT INDEX

EXHIBIT NO.     DOCUMENT NAME
-----------     -------------

22              Subsidiaries  of the Company