Form 10-Q
period 1997-03-31
LINCORP HOLDINGS INC
filed 1997-05-15
CIK 202172

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of
1934

   For Quarter Ended March 31, 1997        Commission File No. 1-8249
                     --------------                            -------

                             LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 23-2161279
-----------------------------------       -------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

          245 Park Avenue
         New York, New York                              10167
-----------------------------------        ------------------------------------
(Address of Principal Executive                        (Zip Code)
Offices)

Registrant's Telephone Number,
Including Area Code:                                 (212) 867-3800
                                           ------------------------------------


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

         1,730,559 Shares of Common Stock Outstanding at May 1, 1997
         -----------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         The condensed financial statements included herein have been prepared by the registrant from the books of Lincorp Holdings, Inc. without audit (except for the Balance Sheet as of December 31, 1996), pursuant to the rules and regulations of the Securities and Exchange Commission. This information, which is subject to year-end adjustments, reflects all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-K.

                             LINCORP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                March 31,                    December 31,
                                                                  1997                           1996
                                                            ------------------             ------------------
                                                               (Unaudited)

ASSETS

Cash                                                           $           56                $           210
Investment in real estate assets, net                                  23,762                         23,608
Other assets                                                               95                            160
                                                            ------------------             ------------------
                                                               $       23,913                $        23,978
                                                            ==================             ==================

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:

     Debt on real estate, including accrued interest           $       16,909                $        16,812
     Other borrowed funds, including accrued interest                 173,941                        171,045
     Other liabilities                                                  3,776                          3,776
                                                            ------------------             ------------------
                                                                      194,626                        191,633
                                                            ------------------             ------------------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding                                     -                              -
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding                                     -                              -
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding                             17                             17
    Capital contributed in excess of par value                        153,638                        153,638
    Accumulated deficit                                              (324,368)                      (321,310)
                                                            ------------------             ------------------
                                                                     (170,713)                      (167,655)
                                                            ------------------             ------------------
                                                               $       23,913                $        23,978
                                                            ==================             ==================


The accompanying notes are an integral part of these consolidated financial statements.

                             LINCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                    Unaudited

                                                                    Three Months
                                                                   Ended March 31,
                                                              --------------------------
                                                                 1997          1996
                                                              ------------  ------------

Income:
   Rental income                                               $       268  $        115
   Equity in operating results of real estate joint ventures            60            40
   Interest income                                                       -            23
   Other income                                                          -            89
                                                              ------------  ------------
          Total income                                                 328           267
                                                              ------------  ------------

Expenses:
   Interest expense                                                  3,327         3,290
   General and administrative expense                                   57            56
                                                              ------------  ------------
          Total expenses                                             3,384         3,346
                                                              ------------  ------------

Loss before income taxes                                            (3,056)       (3,079)

Provision for income taxes                                               2             9
                                                              ------------  ------------

Net loss                                                       $    (3,058) $     (3,088)
                                                              ============  ============

Loss per share of Common Stock outstanding                     $     (1.77) $      (1.78)
                                                              ============  ============

Weighted average shares of Common Stock outstanding                  1,731         1,731
                                                              ============  ============




The accompanying notes are an integral part of these consolidated financial statements.

                             LINCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                    Unaudited

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                  --------------------------
                                                                                     1997          1996
                                                                                  ------------  ------------

OPERATING ACTIVITIES
Net loss                                                                           $    (3,058) $     (3,088)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Equity in operating results of real estate
             joint ventures                                                                (60)          (40)
          Decrease in other assets                                                          65             -
          Increase in accrued interest payable                                           2,993         3,290
          Decrease in other liabilities                                                      -          (400)
                                                                                  ------------  ------------

Net cash used in operating activities                                                      (60)         (238)
                                                                                  ------------  ------------


INVESTING ACTIVITIES
Investment in real estate assets                                                           (94)         (108)
                                                                                  ------------  ------------

Net decrease in cash                                                                      (154)         (346)

Cash, beginning of period                                                                  210           660
                                                                                  ------------  ------------

Cash, end of period                                                                $        56  $        314
                                                                                  ============  ============


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
           Interest                                                                $       334  $          -
                                                                                  ============  ============
           Income taxes                                                            $         2  $          9
                                                                                  ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                             LINCORP HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND GOING CONCERN

         At March 31, 1997, the Company had approximately $173.9 million of principal and accrued interest (the"Indebtedness") outstanding under its various debt obligations which are not secured by its real estate assets. The Company's parent company, Unicorp Energy Corporation ("UEC") holds $159.5 million of the Indebtedness. The Company is in payment default under each of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's non real estate assets and a junior security interest in all the real estate assets.

         The Company's sources of operating funds during the three months ended March 31, 1997, and to date have been primarily from it's previously existing cash balances. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lenders are prepared to continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

NOTE 2 - SUBSEQUENT EVENT

         On April 30, 1997, the Company sold its wholly-owned subsidiary, DB Holdings, Inc. ("DBH") for $50,000. At the time of sale, DBH's liabilites exceeded its assets by approximately $90,000 resulting in a pre-tax gain on the sale of approximately $140,000.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND GOING CONCERN

         At March 31, 1997, the Company had approximately $173.9 million of principal and accrued interest (the"Indebtedness") outstanding under its various debt obligations which are not secured by its real estate assets. The Company's parent company, Unicorp Energy Corporation ("UEC") holds $159.5 million of the Indebtedness. The Company is in payment default under each of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's non real estate assets and a junior security interest in all the real estate assets.

         The Company's sources of operating funds during the three months ended March 31, 1997, and to date have been primarily from it's previously existing cash balances. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lenders are prepared to continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to the Three Month Ended March 31,
1996

         For both the three months ended March 31, 1997, and 1996 the Company had a net loss of approximately $3.1 million. There were no significant changes in the items comprising the net loss for the three months ended March 31, 1997 and 1996.

FINANCIAL POSITION

Material Changes Since December 31, 1996

         There was no significant change in the Company's financial position since December 31, 1996.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         (a) At March 31, 1997, the Company had approximately $173.9 million of principal and accrued interest (the"Indebtedness") outstanding under its various debt obligations which are not secured by its real estate assets. The Company's parent company, Unicorp Energy Corporation ("UEC") holds $159.5 million of the Indebtedness. The Company is in payment default under each of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's non real estate assets and a junior security interest in all the real estate assets.

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

                                                  LINCORP HOLDINGS, INC.

Dated:  May 13, 1997                              /s/ Jack R. Sauer
                                                  -----------------------------
                                                      Jack R. Sauer
                                                      President