Form 10-Q
period 1997-06-30
LINCORP HOLDINGS INC
filed 1997-08-14
CIK 202172

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

      For Quarter Ended June 30, 1997    Commission File No. 1-8249
                        -------------                        ------

                             LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     23-2161279
 -------------------------------------     -------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

           245 Park Avenue
          New York, New York                              10167
 -------------------------------------     -------------------------------------
 (Address of Principal Executive                         (Zip Code)
 Offices)

Registrant's Telephone Number,
Including Area Code:                                  (212) 867-3800
                                           -------------------------------------


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

         1,730,559 Shares of Common Stock Outstanding at August 1, 1997
         --------------------------------------------------------------

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

                             LINCORP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                June 30,      December 31,
                                                                  1997             1996
                                                              ------------    ------------
                                                               (Unaudited)

ASSETS

Cash ......................................................   $         22    $        210
Investment in real estate assets, net .....................         10,776          23,608
Other assets ..............................................              5             160
                                                              ------------    ------------
                                                              $     10,803    $     23,978
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
     Debt on real estate, including accrued interest ......   $      3,778    $     16,812
     Other borrowed funds, including accrued interest .....        176,851         171,045
          Increase (decrease) in other liabilities ........          3,906           3,776
                                                              ------------    ------------
                                                                   184,535         191,633
                                                              ------------    ------------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding ...................             --              --
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding ...................             --              --
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding ............             17              17
    Capital contributed in excess of par value ............        153,638         153,638
    Accumulated deficit ...................................       (327,387)       (321,310)
                                                              ------------    ------------
                                                                  (173,732)       (167,655)
                                                              ------------    ------------
                                                              $     10,803    $     23,978

                                                              ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                             LINCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                    Unaudited

                                                                          Three Months              Six Months
                                                                         Ended June 30,           Ended June 30,
                                                                    ----------------------    ----------------------
                                                                       1997         1996         1997        1996
                                                                    ---------    ---------    ---------    ---------

Income:
   Rental income ................................................   $      89    $     384    $     357    $     499
   Equity in operating results of real estate joint ventures ....          --           47           60           87
   Interest Income ..............................................          --           --           --           23
   Gain on sale of subsidiary ...................................         146           --          146           --
   Other income .................................................           8           15            8          104
                                                                    ---------    ---------    ---------    ---------
          Total icome ...........................................         243          446          571          713
                                                                    ---------    ---------    ---------    ---------

Expenses:
   Interest Expense .............................................       3,230        3,542        6,557        6,832
   General and administrative expense ...........................          28           31           85           87
                                                                    ---------    ---------    ---------    ---------
          Total expenses ........................................       3,258        3,573        6,642        6,919
                                                                    ---------    ---------    ---------    ---------

Loss before income taxes ........................................   $  (3,015)   $  (3,127)   $  (6,071)   $  (6,206)

Provision for income taxes ......................................           4            4            6           13
                                                                    ---------    ---------    ---------    ---------

Net loss ........................................................   $  (3,019)   $  (3,131)   $  (6,077)   $  (6,219)
                                                                    =========    =========    =========    =========

Loss per share of Common Stock outstanding ......................   $   (1.74)   $   (1.81)   $   (3.51)   $   (3.59)
                                                                    =========    =========    =========    =========


Weighted average shares of Common Stock outstanding .............       1,731        1,731        1,731        1,731
                                                                    =========    =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                             LINCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                    Unaudited

                                                                Three Months             Six Months
                                                                Ended June 30,         Ended June 30,
                                                            --------------------    --------------------
                                                              1997        1996        1997        1996
                                                            --------    --------    --------    --------

OPERATING ACTIVITIES
Net loss ................................................   $ (3,019)   $ (3,131)   $ (6,077)   $ (6,219)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
         Gain on sale of subsidiary .....................       (146)         --        (146)         --
         Equity in operating results of real estate
             joint ventures .............................         --         (47)        (60)        (87)
         Decrease in other assets .......................          1           1          66           1
         Increase in accrued interest payable ...........      2,989       3,560       5,982       6,850
         Increase (decrease) in other liabilities .......        130         (12)        130        (412)
                                                            --------    --------    --------    --------

Net cash provided by (used in) operating activities .....        (45)        371        (105)        133
                                                            --------    --------    --------    --------

INVESTING ACTIVITIES
Proceeds from sale of subsidiary ........................         50          --          50          --
Investment in real estate assets ........................        (39)       (221)       (133)       (329)
                                                            --------    --------    --------    --------
Net cash provided by (used in) investing activities .....         11        (221)        (83)       (329)
                                                            --------    --------    --------    --------

Net increase (decrease) in cash .........................        (34)        150        (188)       (196)

Cash, beginning of period ...............................         56         314         210         660
                                                            --------    --------    --------    --------

Cash, end of period .....................................   $     22    $    464    $     22    $    464
                                                            ========    ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
         Interest .......................................   $    240    $     --    $    574    $     --
         Income taxes ...................................   $      4    $      4    $      6    $     13

 Non cash investing and financing activities:

         Assets sold ....................................   $ 13,114    $     --    $ 13,114    $     --
         Liabilities sold ...............................   $ 13,210    $     --    $ 13,210    $     --

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - LIQUIDITY AND GOING CONCERN

         At June 30, 1997, the Company had approximately $176.9 million of principal and accrued interest (the"Indebtedness") outstanding under its various debt obligations which are not secured by its real estate assets. The Company's parent company, Unicorp Energy Corporation ("UEC") holds $162.2 million of the Indebtedness. The Company is in payment default under each of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's non real estate assets and a junior security interest in all the real estate assets.

         The Company's sources of operating funds during the six months ended June 30, 1997, and to date have been primarily from it's previously existing cash balances. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lenders are prepared to continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

NOTE 2 - SALE OF SUBSIDIARY

         On April 30, 1997, the Company sold its wholly-owned subsidiary, DB Holdings, Inc. ("DBH") for $50,000. At the time of sale, DBH's liabilites exceeded its assets by approximately $96,000 resulting in a pre-tax gain on the sale of approximately $146,000.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND GOING CONCERN

         At June 30, 1997, the Company had approximately $176.9 million of principal and accrued interest (the"Indebtedness") outstanding under its various debt obligations which are not secured by its real estate assets. The Company's parent company, Unicorp Energy Corporation ("UEC") holds $162.2 million of the Indebtedness. The Company is in payment default under each of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's non real estate assets and a junior security interest in all the real estate assets.

         The Company's sources of operating funds during the six months ended June 30, 1997, and to date have been primarily from it's previously existing cash balances. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lenders are prepared to continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 Compared to the Six Month Ended June 30, 1996

     The Company's net loss for the six months ended June 30, 1997 and June 30, 1996, was $6.1 million and $6.2 million, respectively. On April 30, 1997, the Company sold its wholly-owned subsidiary, DB Holdings, Inc.

FINANCIAL POSITION

Material Changes Since December 31, 1996

         On April 30, 1997, the Company sold its wholly-owned subsidiary, DB Holdings, Inc., thus reducing its consolidated asssets and liabilities by $13.1 million and $13.2 million, respectively.

         There were no other significant changes in the Company's financial position since December 31, 1996.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a) At June 30, 1997, the Company had approximately $176.9 million of principal and accrued interest (the"Indebtedness") outstanding under its various debt obligations which are not secured by its real estate assets. The Company's parent company, Unicorp Energy Corporation ("UEC") holds $162.2 million of the Indebtedness. The Company is in payment default under each of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's non real estate assets and a junior security interest in all the real estate assets.

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

                                                          LINCORP HOLDINGS, INC.

Dated: August 13, 1997                                    /s/ Jack R. Sauer
                                                          ---------------------
                                                          President