Form 10-Q
period 1997-09-30
LINCORP HOLDINGS INC
filed 1997-11-14
CIK 202172

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

      For Quarter Ended September 30, 1997    Commission File No. 1-8249
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

Indicate by check mark whether the registrant (1) has all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X       No
                                   --        --

 Indicate the number of shares outstanding on each of the Issuer's classes of common stock, as of the latest practicable date.


         1,730,559 Shares of Common Stock Outstanding at November 3, 1997
         ----------------------------------------------------------------

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

                             LINCORP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                June 30,      December 31,
                                                                  1997             1996
                                                              ------------    ------------
                                                               (Unaudited)

ASSETS

Cash ......................................................   $          2    $        210
Investment in real estate assets, net .....................            900          23,608
Other assets ..............................................             --             160
                                                              ------------    ------------
                                                              $        902    $     23,978
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT


Liabilities:
     Debt on real estate, including accrued interest ......   $         --    $     16,812
     Other borrowed funds, including accrued interest .....        167,149         171,045
     Other liabilities ....................................          3,925           3,776
                                                              ------------    ------------
                                                                   171,074         191,633
                                                              ------------    ------------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding ...................             --              --
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding ...................             --              --
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding ............             17              17
    Capital contributed in excess of par value ............        153,638         153,638
    Accumulated deficit ...................................       (327,827)       (321,310)
                                                              ------------    ------------
                                                                  (170,172)       (167,655)
                                                              ------------    ------------
                                                              $        902    $     23,978
                                                              ============    ============

 The accompanying notes are an integral part of these consolidated financial statements.

                             LINCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                    Unaudited

                                                                         Three Months              Nine Months
                                                                      Ended September 30,       Ended September 30,
                                                                    ----------------------    ----------------------
                                                                       1997         1996         1997        1996
                                                                    ---------    ---------    ---------    ---------


Income:
   Rental income ................................................   $      --    $     383    $     357    $     882
   Equity in operating results of real estate joint ventures ....          --           50           60          137
   Interest income ..............................................          --           --           --           23
   Gain on sale of subsidiary ...................................          --           --          146           --
   Gain on sale of real estate assets ...........................       6,631        1,033        6,631        1,033
   Other income .................................................          --           79            8          183
                                                                    ---------    ---------    ---------    ---------
                                                                        6,631        1,545        7,202        2,258
                                                                    ---------    ---------    ---------    ---------

Expenses:
   Interest Expense .............................................       3,025        3,595        9,582       10,427
   General and administrative expense ...........................          38           43          123          130
                                                                    ---------    ---------    ---------    ---------
          Total expenses ........................................       3,063        3,638        9,705       10,557
                                                                    ---------    ---------    ---------    ---------

Income (loss) before income taxes ...............................   $   3,568    $  (2,093)   $  (2,503)   $  (8,299)

Provision for income taxes ......................................           8            4           14           17
                                                                    ---------    ---------    ---------    ---------

Net income (income)(loss)........................................   $   3,560    $  (2,097)   $  (2,517)   $  (8,316)
                                                                    =========    =========    =========    =========

Income (loss) per share of Common Stock outstanding .............   $    2.06    $   (1.21)   $   (1.45)   $   (4.80)
                                                                    =========    =========    =========    =========


Weighted average shares of Common Stock outstanding .............       1,731        1,731        1,731        1,731
                                                                    =========    =========    =========    =========

 The accompanying notes are an integral part of these consolidated financial statements.

                             LINCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                    Unaudited

                                                                Three Months             Nine Months
                                                             Ended September 30,     Ended September 30,
                                                            --------------------    --------------------

                                                              1997        1996        1997        1996
                                                            --------    --------    --------    --------

OPERATING ACTIVITIES
Net income (loss) .......................................   $  3,560    $ (2,097)   $ (2,517)   $ (8,316)
Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
         Gain on sale of subsidiary .....................         --          --        (146)         --
         Gain on sale of real estate assets .............     (6,631)     (1,033)     (6,631)     (1,033)
         Equity in operating results of real estate
             joint ventures .............................         --         (50)        (60)       (137)
         Decrease (increase) in other assets ............          6         (87)         72         (86)
         Increase in accrued interest payable ...........      3,026       3,147       9,008       9,997
         Increase (decrease) in other liabilities .......         19          (7)        149        (419)
                                                            --------    --------    --------    --------

Net cash provided by (used in) operating activities .....        (20)       (127)       (125)          6
                                                            --------    --------    --------    --------

INVESTING ACTIVITIES
Proceeds from sale of subsidiary ........................         --          --          50          --
Proceeds from sale of real estate assets ................         --       6,649          --       6,649
Investment in real estate assets ........................         --         (93)       (133)       (422)
                                                            --------    --------    --------    --------
Net cash provided by (used in) investing activities .....         --       6,556         (83)      6,227
                                                            --------    --------    --------    --------

FINANCING ACTIVITIES
Repayment of borrowed funds .............................         --      (6,649)         --      (6,649)
                                                            --------    --------    --------    --------

Net decrease in cash ....................................        (20)       (220)       (208)       (416)

Cash, beginning of period ...............................         22         464         210         660
                                                            --------    --------    --------    --------

Cash, end of period .....................................   $      2    $    244    $      2    $    244
                                                            ========    ========    ========    ========

 The accompanying notes are an integral part of these consolidated financial statements.




                             LINCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                    Unaudited



                                                                Three Months            Nine Months
                                                             Ended September 30,     Ended September 30,
                                                            --------------------    --------------------
                                                              1997        1996        1997        1996
                                                            --------    --------    --------    --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
         Interest .......................................   $     --    $    448    $    574    $    448
         Income taxes ...................................   $      8    $      4    $     14    $     17

 Non cash investing and financing activities:

         Assets sold ....................................   $  9,875    $     --    $ 22,989    $     --
         Liabilities sold ...............................   $     --    $     --    $ 13,210    $     --
         Debt repurchased ...............................   $ 16,506    $     --    $ 16,506    $     --

 The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - LIQUIDITY AND GOING CONCERN
------------------------------------

         At September 30, 1997, the Company had approximately $167.1 million of principal and accrued interest (the"Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC") holds $152.3 million of the Indebtedness. The Company is in payment default under each of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

         The Company's sources of operating funds during the nine months ended September 30, 1997, and to date have been primarily from it's previously existing cash balances. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lenders are prepared to continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

NOTE 2 - SALE OF REAL ESTATE ASSET
----------------------------------

         As of September 30, 1997, the Company sold its interest in the Colorado

State Bank Building (the "CSBB") to one of the other owners of CSBB (the "Purchaser") in exchange for $16.2 million of the Company's outstanding debt ($12.6 million in principal and $3.9 million in accrued interest) which the Purchaser acquired from UBC.

         As of the date of sale, the Company's recorded net book value for the CSBB was $9.9 million and therefore the gain on the sale was approximately $6.6 million.

NOTE 3 - SALE OF SUBSIDIARY
---------------------------

         On April 30, 1997, the Company sold its wholly-owned subsidiary, DB Holdings, Inc. ("DBH") for $50,000. At the time of sale, DBH's liabilites exceeded its assets by approximately $96,000 resulting in a gain on the sale of approximately $146,000.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND GOING CONCERN
---------------------------

         At September30, 1997, the Company had approximately $167.1 million of principal and accrued interest (the"Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC") holds $152.3 million of the Indebtedness. The Company is in payment default under each of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

         The Company's sources of operating funds during the nine months ended September 30, 1997, and to date have been primarily from it's previously existing cash balances. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lenders are prepared to continue to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS
---------------------

Nine Months Ended September 30, 1997 Compared to the Nine Month Ended September 30, 1996

     The Company's net loss for the nine months ended September 30, 1997 and September 30, 1996, was $2.5 million and $8.3 million, respectively. Excluding the gains on sale of real estate of $6.6 million in 1997 and $1.0 million in

1996, the comparative net losses for 1997 and 1996 were $9.1 million and $9.3 million, respectively.

FINANCIAL POSITION
------------------

Material Changes Since December 31, 1996

         As of September 30, 1997, the Company sold its interest in the Colorado State Bank Building (the "CSBB") in exchange for $16.5 million of the Company's outstanding debt ($12.6 million principal and $3.9 million in accrued interest). The CSBB had a recorded net book value of $9.9 million at the date of sale.

         On April 30, 1997, the Company sold its wholly-owned subsidiary, DB Holdings, Inc., thus reducing its consolidated assets and liabilities by $13.1 million and $13.2 million, respectively.

         There were no other significant changes in the Company's financial position since December 31, 1996.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a) At September 30, 1997, the Company had approximately $167.1 million of principal and accrued interest (the"Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation holds $152.3 million of the Indebtedness. The Company is in payment default under each of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

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

                                                          LINCORP HOLDINGS, INC.

Dated: November 13, 1997                                    /s/ Jack R. Sauer
                                                          ---------------------
                                                          President