Form 10-Q/A
period 1997-06-30
LINCORP HOLDINGS INC
filed 1997-11-17
CIK 202172

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-QA
                                    ----------

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

                                                  LINCORP HOLDINGS, INC.

Dated: November 14, 1997                          /s/ Jack R. Sauer
                                                  ----------------------
                                                      President