Form 10-K
period 1997-12-31
LINCORP HOLDINGS INC
filed 1998-03-30
CIK 202172

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

(Mark One)


/ X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934    [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                      OR


/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934    [NO FEE REQUIRED]

For the transition period from                            to

                         Commission file number 1-8547

                            LINCORP HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                     23-2161279
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

     245 Park Avenue
    New York, New York                                     10167
(Address of Principal Executive                          (Zip Code)
        Offices)

       Registrant's Telephone Number,
           Including Area Code:                        (212) 867-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
Common Stock, par value $.01 per share                 NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                  Yes   X                       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company's common stock, which is traded over the counter, had no identifiable transactions during 1997 and through February 27, 1998. Based on the last identifiable common stock transaction, the aggregate market value of the Company's common stock held by non-affiliates of the registrant would be an indeterminate nominal amount. On February 27, 1998, there were 1,730,559 shares of registrant's common stock outstanding.

                      Documents Incorporated by Reference

     See Item 14 (c) for a listing of exhibits incorporated by reference.

                                    PART I

Items  1 and 2.                  Business and Properties
--------------                   -----------------------


Recent Developments

         At December 31, 1997, the Company had approximately $170.8 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets. See Note 5 to the Company's Consolidated Financial Statements.

         The Company's sources of funds during the year ended December 31, 1997, and to date, have been primarily from it's previously existing cash balances and borrowings from UEC. The assets being utilized to fund the Company's operations are part of the collateral package securing the Company's Indebtedness. Unless the Company's lender continues to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its day to day operating expenses, the Company will be unable to continue as a going concern. The Company hopes that it will be able to continue as a going concern so that it may seek out opportunities which, among other matters, will allow it to realize on its intangible assets and tax attributes. As of December 31, 1997, the Company's stockholders' deficit was $173.0 million.

Real Estate and Mortgage Loan Transactions

         During the second quarter of 1997, the Company sold its wholly-owned subsidiary, DB Holdings, Inc. ("DBH") for $50,000. At the time of sale, DBH's liabilities exceeded its assets by approximately $96,000, resulting in a gain on the sale of approximately $146,000.

         During the third quarter of 1997 the Company sold its interest in the Colorado State Bank Building (the "CSBB") to one of the other owners of CSBB (the "Purchaser") in exchange for $16.5 million of the Company's outstanding debt ($12.6 million in principal and $3.9 million in accrued interest) which the Purchaser acquired from UEC. As of the date of sale, the Company's recorded net book value for the CSBB was $9.9 million and therefore the gain on the sale was approximately $6.6 million.

         During the fourth quarter of 1997, the Company made a $.6 million secured first mortgage loan to Republic Development Co. (the "Republic Mortgage Loan") for the purpose of developing a commercial real estate property. The Republic Mortgage Loan bears interest at 15% and matures May 19, 1998. The Company has the option, which expires April 17, 1998, to convert the Republic Mortgage Loan into a 50% ownership interest in the underlying real estate property. To finance this loan, the Company borrowed funds from UEC. The UEC borrowing was in the form of a $602,000 discounted note (the "UEC Republic Note") which matures on May 19, 1998 in the amount of $620,000 and is secured by the Republic Mortgage Loan.

Employees

         The Company presently has no compensated employees.

Item 3.      Legal Proceedings

         A tax assessment (the "Assessment") has been made by the Commonwealth of Massachusetts against a former wholly-owned subsidiary of the Company, which was dissolved in July 1990. The Massachusetts Department of Revenue (the "MDR") stated, in a notice dated February 15, 1992, that the amount due and owing was $1.2 million and it is believed that additional interest and/or penalties have been imposed with regard to the Assessment. On November 29, 1993, an Offer in Settlement (the "Offer") was forwarded to the MDR with respect to the Assessment which was rejected by the MDR on October 26, 1995, and there have been no subsequent developments on this matter since that date. The ultimate outcome of the Assessment cannot be determined at this time.

Item 4.       Submission of Matters to a Vote of Security Holders

              Not Applicable.

                                    PART II

Item 5.       Market Price of and Dividends on the Registrant's Common Equity
              ----------------------------------------------------------------

              and Related Stockholder Matters
              -------------------------------

         The Company's Common Stock is traded over the counter. During 1997, there were no identifiable stock transactions.

         On February 27, 1998, there were approximately 765 stockholders of record of the Company's Common Stock. There were no dividends paid on the Company's Common Stock in 1997 and 1996.

Item 6.      Selected Financial Data

                                                                             Year ended December 31,
                                                     ------------------------------------------------------------------
                                                         1997          1996          1995          1994          1993
                                                     ----------    -----------    ----------    -----------    --------
                                                                             (Dollars In Thousands)
INCOME STATEMENT DATA

Interest income...................................   $       19    $       23     $      144    $       47   $        27
Interest expense..................................      (12,418)      (13,720)       (13,316)      (10,751)      (10,786)
Rental income.....................................          357         1,169            487            --            --
Gain on sale of real estate assets................        6,631         1,033             --            --            --
Other income......................................          236           479            253         1,537           176
Other expense.....................................         (190)         (160)          (312)         (375)         (598)
                                                     -----------   ----------     ----------    ----------     ---------
Loss from continuing operations before
     income taxes.................................       (5,365)      (11,176)       (12,744)       (9,542)      (11,181)
Provision for income taxes........................           16            17             23           300           300
                                                     ----------    ----------     ----------    ----------     ---------
Loss from continuing operations...................       (5,381)      (11,193)       (12,767)       (9,842)      (11,481)
Recovery on writedown of investment in the
     Lincoln Savings Bank.........................           --            --             --         6,143            --
Decrease in estimated writedown of assets from
     discontinued real estate operations..........           --            --             --         4,510            --
Reversal of provision for income taxes relating
     to discontinued operations...................           --            --             --         3,370            --
                                                     ----------    ----------     ----------    ----------     ---------
Net income (loss).................................   $   (5,381)   $  (11,193)    $  (12,767)   $    4,181   $   (11,481)
                                                     ===========   ===========    ===========   ==========   ===========


                                                                        At or for the Year ended December 31,
                                                     -------------------------------------------------------------------------
                                                         1997           1996             1995           1994            1993
                                                     -----------     ---------      ------------    -----------    -----------
                                                                      (In Thousands, Except Per Share Amounts)

INCOME STATEMENT DATA

Per share amounts

Basic income (loss) per share of common stock.....   $     (3.11)    $  (6.47)      $     (7.38)   $       2.42    $      (6.63)
                                                     ============    =========      ============   ============    ============

Weighted average shares of common stock

     outstanding..................................          1,731          1,731           1,731          1,731            1,731
                                                     ============    ===========    ============   ============    =============

BALANCE SHEET DATA

Total assets......................................   $      1,535    $    23,978    $     16,181   $        660    $       1,204
                                                     ============    ===========    ============   ============    =============

Other borrowed funds, excluding accrued interest..   $     97,814    $   106,614    $    105,215   $     97,229    $     102,301
                                                     ============    ============   ============   ============    =============

Total stockholders' deficit.......................   $   (173,036)   $  (167,655)   $   (161,666)  $   (148,899)   $    (153,080)
                                                     =============   ============   ============   ============    =============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         LIQUIDITY AND GOING CONCERN

             At December 31, 1997 the Company had approximately $170.8 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets. See Note 5 to the Company's Consolidated Financial Statements.

         The Company's sources of operating funds during the year ended December 31, 1997, and to date have been primarily from it's previously existing cash balances and borrowings from UEC. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lender continues to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

1997 Compared to 1996

         For the year ended December 31, 1997, the Company had a net loss of $5.4 million compared to a net loss of $11.2 million for the year ended December 31, 1996. Excluding the gains on sale of real estate assets of $6.6 million in 1997 and $1.0 million in 1996, the comparative net loss for 1997 and 1996 were $12.0 million and $12.2 million, respectively.

         Excluding the gains on sale of real estate assets, total income for 1997 decreased $1.1 million compared to 1996. This decrease is primarily due to a $.8 million decrease in rental income. The Company's rental income was generated solely by a subsidiary it sold as of April 30, 1997, which accounts for the total rental income variance.

         Interest expense decreased $1.3 million primarily as the result of the Company's debt decreasing $24.8 million during the year.

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

FINANCIAL POSITION

Material Changes During 1997

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

Item 8.      Financial Statements and Supplementary Data

         The Financial Statements of the Company are set forth in Part IV on pages F-1 to F-13 and incorporated herein by reference. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for a complete list of Financial Statements and Financial Statement Schedules.

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

         The following table sets forth certain information with respect to each director and executive officer of the Company on March 23, 1998.



                                                               Service with
Name                     Age      Position with Company        Company from

George S. Mann           65       Chairman of the Board (1)         1981

Ronald W. Cantwell       54       Director (1) (2) and              1996
                                  Executive Vice President

Ian G. Cockwell          50       Director                          1994

William Kirschenbaum     53       Director (2)                      1982

Ralph V. Marra           60       Director                          1994

Jack R. Sauer            45       President                         1996



---------------

(1)      Member of the Executive Committee.
(2)      Member of the Audit Committee.

         George S. Mann has served as Chairman of the Board since 1981, and as President from 1989 through August, 1996. He served as Chairman of the Board of UEC from 1983, until June 1990, and now serves as a Director.

         Ronald W. Cantwell has been the President and Director of The Catalyst Group, Inc. since October, 1988. He is also the President, Director and owner of VC Holdings, Inc, which is the managing member of Trilon Dominion Partners, LLC. Mr. Cantwell is also a Director of Shepherd Surveillance Solutions, Inc., Morrison International, Inc., EPL Technologies, Inc., Wilshire Technologies, Inc. and Nutricept, Inc. He has been the Executive Vice President of the Company since 1995 and a Director since August, 1996.

         Ian G. Cockwell has been President of Westcliff Management Services Inc. since prior to 1988, and UEC since 1992. He has been a Director of the Company since November 1994.


         William Kirschenbaum has been the Chairman of the Board of Hamilton Financial Services Corporation, successor to Hamilton Savings Bank, since prior to 1988.

         Ralph V. Marra has been the Director of Planning at New Plan Realty Trust since December 1997. From October 1994 through December 1997 he was the Senior Managing Director of Grubb and Ellis Inc. He was the Chief Financial Officer of Lincoln Savings Bank F.S.B. ("Lincoln") from November 1989, until October of 1994, and was the Chief Accounting Officer and Treasurer of Lincoln from December 1988, through November 1989. From March 1988, to December 1988, Mr. Marra was the Chief Administrative Officer of Lincoln. From August 1984, to December 1993, he was a Senior Vice President of the Company and from March 1987, until December 1993, he was the Company's Treasurer. He has been a Director of the Company since November 1994.

         Jack R. Sauer has been the Vice President and Director of The Catalyst Group, Inc. since February, 1990. He is also the Vice President and a Director of VC Holdings, Inc., which is the managing member of Trilon Dominion Partners, LLC. Mr. Sauer is also a Director of Shepherd Surveillance, Inc. He has been the President of the Company since August, 1996.

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

         To the Company's knowledge, based solely on the Company's review of the copies of such reports received by the Company, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of the Company's Common Stock, were complied with.

Directors Remuneration

         Directors of the Company receive a quarterly fee of $1,500 in addition to a fee of $600 for actual attendance at each directors' or committee meeting. For meetings of any committee held on the same day as any meeting of the Board of Directors, the fee for attendance at the committee meetings is $300. Where meetings of the Board or committees thereof are held by telephone conference, directors receive a fee of $150. Fees paid to all directors for attendance at the Board and committee meetings during the year ended December 31, 1997, totaled approximately $31,000.

Directors Meeting and Committees


         The Board of Directors of the Company held 4 meetings during the fiscal year ended December 31, 1997. During fiscal year 1997, four of the directors attended at least 75% of the meetings and one director attended 50% of the meetings.

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

         The only Committee which held a meeting during the Company's fiscal year ended December 31, 1997, was the Audit Committee which held one meeting.

Item 11.     Executive Compensation

         No executive officer of the Company, received any compensation for their services during any of the fiscal years ended December 31, 1997, 1996 or 1995.

         No compensation committee report or performance graph is included herein because none of the executive officers draws any salary from the Company.

Item 12. Security Ownership of Directors, Nominees and Officers and Other Principal Holders of the Company's Voting Securities

         The table below sets forth information concerning the shares of the Common Stock beneficially owned by the individual directors, all directors and officers of the Company as a group without naming them and each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of February 28, 1997. The address of each of the directors is c/o Lincorp Holdings, Inc., 245 Park Avenue, 28th Floor, New York, New York 10167. The address of UEC is 151 Bay Street Suite 2320 Toronto, Ontario, Canada M5J251.

                                    Shares of
                                  Common Stock
                                  Beneficially

      Name of                      Owned as of            Percent of
 Beneficial Owner               February 27, 1998            Class


Unicorp Energy                       1,286,886                74.3%
  Corporation (1)

Ian G. Cockwell (1)                  1,286,886                74.3%

William Kirschenbaum                     3,767                    *

All officers and directors           1,290,653                74.6%
as a group (4 persons) (1)



---------------
*        Less than 1%

(1) The stockholdings indicated for Mr. Cockwell are all owned directly by UEC. Mr. Cockwell disclaims beneficial ownership of all such shares.

Item 13.     Certain Relationships and Related Transactions

         See Items 1 and 2 - Real Estate and Mortgage Loan Transactions.

                                    PART IV

Item 14.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                               Page
       (a) (1)  Consolidated Financial Statements

                Report of Independent Accountants.......................................        F-1

                Consolidated Balance Sheets as of

                  December 31, 1997 and 1996............................................        F-2

                Consolidated Statements of Operations for the years ended

                  December 31, 1997, 1996, and 1995.....................................        F-3

                Consolidated Statements of Changes in Stockholders' Deficit


                  for the years ended December 31, 1997, 1996, and 1995.................        F-4

                Consolidated Statements of Cash Flows for the years ended

                  December 31, 1997, 1996 and 1995......................................        F-5

                Notes to Consolidated Financial Statements..............................        F-7

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

        3.2    By-Laws of the Company as amended to date (incorporated by                       *
               reference to Exhibit 3.2 to the Company's Annual Report Form
               10-K for the year ended December 31, 1986).

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

      10.19    Agreement Relating to the Lincoln Savings Bank, FSB dated as                     *
               of December 31, 1992, among the OTS, the Company and certain other parties (incorporated by reference to Exhibit A to the
               Company's Current Report on Form 8-K dated January 20, 1993).

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

     22        Subsidiaries of the Company.


---------------
*        Incorporated by reference.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in New York, New York.

Dated:   March 26, 1998

                                           LINCORP HOLDINGS, INC.

                                           By:  s/ Jack R. Sauer
                                               ---------------------------
                                                Jack R. Sauer
                                                President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                         Title                                           Date

s/George S. Mann                             Chairman of the                              March 26, 1998
---------------------------------
George S. Mann                               Board of Directors
                                             (Principal Executive Officer)

s/Jack R. Sauer                              President                                    March 26, 1998
---------------------------------
Jack Sauer                                   (Principal Accounting Officer)

s/Ronald W. Cantwell                         Director                                     March 26, 1998
---------------------------------
Ronald W. Cantwell

s/Ian G. Cockwell                            Director                                     March 26, 1998
---------------------------------
Ian G. Cockwell

s/William Kirschenbaum                       Director                                     March 26, 1998
---------------------------------
William Kirschenbaum

s/Ralph V. Marra                             Director                                     March 26, 1998
---------------------------------
Ralph V. Marra

          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Lincorp Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Lincorp Holdings, Inc. and subsidiary ("Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the three year period ended December 31, 1997. These consolidtated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincorp Holdings, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the finacial statements, the Comapny is in default on several of its credit facilities and, at December 31, 1997, has $98.4 million of principal indebtedness, and $72.4 million of accrued and unpaid interest. In addition, the Company has a net capital deficiency of $173.0 million as of December 31, 1997. These matters raise substanital doubt about the Company's ability to continue as a going concern. The Company's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG Peat Marwick LLP

New York, New York
February 20, 1998

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                       ---------------------------------
                                                                            1997               1996
                                                                       --------------     --------------
                                                                            (dollars in thousands)

ASSETS
Cash............................................................       $           23     $          210
Investment in real estate and mortgage loans, net...............                1,512             23,608
Other assets....................................................                    -                160
                                                                       --------------     --------------
                                                                       $        1,535     $       23,978
                                                                       ==============     ==============


LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:

   Debt secured by real estate and mortgage loans,

       including accrued interest...............................       $          606     $       16,812
   Other borrowed funds, including accrued interest.............              170,179            171,045
   Other liabilities............................................                3,786              3,776
                                                                       --------------     --------------
                                                                              174,571            191,633
                                                                       --------------     --------------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;

       200 shares authorized;

       no shares issued and outstanding.........................                    -                  -
    Preferred stock, $.01 par value;
       10,000 shares authorized;

       no shares issued and outstanding.........................                    -                  -
    Common stock, $.01 par value;
       1,990,000 shares authorized;


       1,730,559 shares issued and outstanding..................                   17                 17
    Capital contributed in excess of par value..................              153,638            153,638
    Accumulated deficit.........................................             (326,691)          (321,310)
                                                                       --------------     --------------
                                                                             (173,036)          (167,655)
                                                                       --------------     --------------
                                                                       $        1,535     $       23,978
                                                                       ==============     ==============

           The accompanying notes are an integral part of these consolidated financial statements.

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year ended December 31,
                                                                  -------------------------------------------------
                                                                        1997              1996            1995
                                                                  --------------      ------------     ------------
                                                                                  (in thousands, except
                                                                                   per share amounts)
Income:
      Rental income.......................................        $          357      $      1,169     $        487
      Interest income.....................................                    19                23              144
      Gain on sale of real estate assets..................                 6,631             1,033                -
      Other income........................................                   236               479              253
                                                                  --------------      ------------     ------------
           Total income...................................                 7,243             2,704              884
                                                                  --------------      ------------     ------------

Expense:

      Interest expense....................................                12,418            13,720           13,316
      General and administrative expense..................                   190               160              312
                                                                  --------------      ------------     ------------
           Total expense..................................                12,608            13,880           13,628
                                                                  --------------      ------------     ------------

Loss before income taxes..................................                (5,365)          (11,176)         (12,744)

Provision for state and local income taxes................                    16                17               23
                                                                  --------------      ------------     ------------

Net loss..................................................        $       (5,381)     $    (11,193)    $    (12,767)
                                                                  ==============      ============     ============

Basic loss per share of common stock outstanding..........        $        (3.11)     $      (6.47)    $      (7.38)
                                                                  ==============      ============     ============

Weighted average shares of common stock...................                 1,731              1,731           1,731
                                                                  ==============      =============    ============

         The accompanying notes are an integral part of these consolidated financial statements.

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                             Capital
                                                                                           contributed
                                                                      Common               in excess             Accumulated
                                                                       stock              of par value             deficit
                                                                ----------------       -------------------   -----------------
                                                                                     (dollars in thousands)

Balances, December 31, 1994...............................      $             17       $       148,434       $       (297,350)

    Net loss..............................................                     -                     -                (12,767)
                                                                ----------------       ---------------       ----------------

Balances, December 31, 1995...............................                    17               148,434               (310,117)

    Debt forgiveness by parent company....................                     -                 5,204                      -

    Net loss..............................................                     -                     -                (11,193)
                                                                ----------------       ---------------       ----------------

Balances, December 31, 1996...............................                    17               153,638               (321,310)

    Net loss..............................................                     -                     -                 (5,381)
                                                                ----------------       ---------------       -----------------

Balances, December 31, 1997...............................      $             17       $       153,638       $       (326,691)
                                                                 ===============        ==============        ================


         The accompanying notes are an integral part of these consolidated financial statements.

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                   -------------------------------------------------
                                                                       1997               1996             1995
                                                                   -------------     ------------    ---------------
                                                                                 (dollars in thousands)

OPERATING ACTIVITIES

Net loss........................................................   $      (5,381)    $   (11,193)      $     (12,767)

Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
      Gain on sale of subsidiary................................            (146)              -                   -
      Gain on sale of real estate assets........................          (6,631)         (1,033)                  -
      Equity income from real estate partnership................             (60)           (254)                (26)
      Decrease in marketable securities.........................               -               -                 535
      Decrease (increase) in other assets.......................              74             (86)                274
      Increase (decrease) in other liabilities..................              10            (419)                694
      Decrease in income taxes payable..........................               -               -                (129)
      Increase in interest payable..............................          11,840          13,033               8,797
                                                                   -------------    ------------     ---------------


Net cash provided by (used in) operating activities.............            (294)             48              (2,622)
                                                                   --------------   ------------     ----------------


INVESTING ACTIVITIES

Proceeds from sale of subsidiary................................              50               -                   -
Proceeds from sale of real estate assets........................               -           6,649               6,930
Investment in real estate and mortgage loans....................            (745)           (498)             (3,450)
                                                                   --------------   -------------      --------------

Net cash provided by (used in) investing activities.............            (695)          6,151               3,480
                                                                   --------------   ------------       -------------

         The accompanying notes are an integral part of these consolidated financial statements.

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)

                                                                                  Year ended December 31,
                                                                   --------------------------------------------------
                                                                       1997               1996             1995
                                                                   -------------     ------------      --------------
                                                                                 (dollars in thousands)

FINANCING ACTIVITIES

Funds borrowed   ...............................................             802               -               8,877
Repayment of borrowed funds.....................................               -          (6,649)             (9,200)
                                                                   -------------     ------------      --------------

Net cash provided by (used in) financing activities.............             802          (6,649)               (323)
                                                                   -------------     -----------       --------------

Net increase (decrease) in cash.................................            (187)           (450)                535

Cash, beginning of year.........................................             210             660                 125
                                                                   -------------     -----------       -------------

Cash, end of year...............................................   $          23     $       210       $         660
                                                                   =============     ===========       =============

SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION
Cash paid during the year for:

      Interest..................................................   $         579     $       706       $       4,519
      Income taxes..............................................              16              17                  23

Noncash investing and financing activities:

      Assets sold...............................................   $      22,989    $          -       $           -
      Liabilities sold..........................................          13,210               -                   -
      Debt repurchased..........................................          16,506               -                   -
      Fair value of assets acquired.............................               -          13,025                   -
      Liabilities assumed.......................................               -          13,025                   -
      Debt forgiveness..........................................               -           5,204                   -

         The accompanying notes are an integral part of these consolidated financial statements.

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND GOING CONCERN

         At December 31, 1997, Lincorp Holdings, Inc. (the "Company") had approximately $170.8 million of principal and accrued interest (the"Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC") holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

         The Company's sources of operating funds during the year ended December 31, 1997, and to date, have been primarily from it's previously existing cash balances and borrowings from UEC. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lender continues to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

NOTE 2 - REAL ESTATE OPERATIONS

         During the second quarter of 1997, the Company sold its wholly-owned subsidiary, DB Holdings, Inc. ("DBH") for $50,000. At the time of sale, DBH's liabilities exceeded its assets by approximately $96,000, resulting in a gain on the sale of approximately $146,000.

         During the third quarter of 1997, the Company sold its interest in the Colorado State Bank Building (the "CSBB") to one of the other owners of CSBB (the "Purchaser") in exchange for $16.5 million of the Company's outstanding debt ($12.6 million in principal and $3.9 million in accrued interest) which the Purchaser acquired from UEC. As of the date of sale, the Company's recorded net book value for the CSBB was $9.9 million and therefore the gain on the sale was approximately $6.6 million.

         During the fourth quarter of 1997, the Company made a $0.6 million secured first mortgage loan to Republic Development Co. (the "Republic Mortgage Loan") for the purpose of developing a commercial real estate property. The Republic Mortgage Loan bears interest at 15% and matures May 19, 1998. The Company has the option, which expires April 17, 1998, to convert the Republic Mortgage Loan into a 50% ownership interest in the underlying real estate property. To finance this loan, the Company borrowed funds from UEC. The UEC borrowing was in the form of a $602,000 discounted note (the "UEC Republic Note") which matures on May 19, 1998 in the amount of $620,000 and is secured by the Republic Mortgage Loan.

         During the second quarter of 1996, the Company acquired through DBH, a parcel of land (the "DBH Land") underlying a commercial real estate project in Minneapolis, Minnesota. The DBH Land was acquired for $13.0 million, with the total purchase price

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

funded from a senior unsecured obligation of DBH (the "DBH Loan"). The DBH Loan was with a company affiliated to UEC.

         During the third quarter of 1996, the Company sold its real estate investment in the Montgomery St. Land Lease ("MSLL") for $6.6 million resulting in a gain of $1.0 million. The proceeds from this sale were used to paydown a portion of the secured debt (the "MSLL Note").

         During 1995, the Company made a $.9 million loan to a developer to refinance land previously purchased by the developer for residential home development. During the fourth quarter of 1996, the Company contributed its $.9 million loan to a newly formed limited partnership (the "Cambridge Park Partnership") in exchange for a 28.125% limited partnership interest. The purpose of the Cambridge Park Partnership is to develop, construct, and sell approximately 232 townhouse units. At December 31, 1997, the project is still in the construction phase. Under the terms of the partnership agreement, the Company is to receive a 18% priority return on its investment. Depending upon when the project is sold, the Company will also receive between approximately 8.4% and 14% of any profits from the partnership. The Company uses equity accounting to account for it's interest in this partnership.

         The following summarizes the Company's net investment in real estate and mortgage loans:

                                                   December 31,
                                    -----------------------------------------
                                         1997                       1996
                                    --------------             --------------

                                              (dollars in thousands)

     CSBB                           $            -             $        9,683
     DBH Land                                    -                     13,025
     Cambridge Park Partnership                900                        900
     Republic Mortgage Loan                    612                          -
                                    --------------             --------------
                                    $        1,512             $       23,608
                                    ==============             ==============

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - DEBT RESTRUCTURING

         During the fourth quarter of 1996, the Company and UEC agreed to restructure certain debt between the companies. This debt restructuring, which was effective September 30, 1996, dealt with two notes held by UEC, the CSBB Note and the MSLL Note, and forgave all interest accrued on these two notes as of September 30, 1996, and through February 6, 1997. UEC also forgave a portion of the principal of each note. For accounting purposes, the total of the principal and interest forgiven ($3.0 million on the CSBB Note and $2.2 million on the MSLL Note), has been recorded as a capital contribution by UEC in the fourth quarter of 1996. After the restructuring, the new principal amount owing as of September 30, 1996, on the MSLL Note and the CSBB Note was $1.4 million and $3.6 million, respectively. The terms of the two notes were also changed to reflect an extension of the principal and interest maturity date to June 30, 2005, and a decrease in the interest rate to 6.38%. See Note 5.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LONG-LIVED ASSETS

The Company follows the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes the recognition and measurement standards related to the impairment of long-lived assets.

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - DEBT SECURED BY REAL ESTATE AND MORTGAGE LOANS AND OTHER BORROWED FUNDS

         The Company's debt secured by real estate and mortgage loans are as follows:

                                               December 31,
                                    ----------------------------------
                                       1997                     1996
                                    -----------            -----------
                                          (dollars in thousands)

UEC Republic Note(a)........        $       606            $         -
CSBB Note (b)...............                  -                  3,628
DBH Loan (c)................                  -                 13,184
                                    -----------            -----------

                                    $       606            $    16,812
                                    ===========            ===========

(a)   See Note 2.

(b) This was a $9 million promissory note line of credit with UEC which was secured by the Company's investment in CSBB and was used to fund the Company's share of any operating shortfalls of CSBB. As explained in Notes 2 and 3, the CSBB Note was restructured effective September 30, 1996 and was part of the debt that was acquired by the Company in 1997 in exchange for its investment in CSBB.

(c) This debt was sold as part of the sale of DBH in 1997. See Note 2.

The Company's other borrowed funds are as follows:

                                               December 31,
                                    ----------------------------------
                                       1997                     1996
                                    -----------            -----------
                                          (dollars in thousands)

Principal

Senior secured revolving credit
  facility (a)......................$    10,921            $    19,921
Subordinated term loan (b)..........     65,000                 65,000
Junior line of credit (c)...........     20,494                 20,294
MSLL Note (d).......................      1,399                  1,399
                                    -----------            -----------
                                         97,814                106,614
Accrued interest....................     72,365                 64,431

                                    -----------            -----------
                                    $   170,179            $   171,045
                                    ===========            ===========

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(a) At December 31, 1996, $12.0 million of the outstanding principal on this facility was held by UEC and during 1997, UEC acquired the remaining balance of this facility ($7.9 million).

      In connection with the 1997 sale of the Company's investment in CSBB, $9.0 million of the debt held by UEC was acquired from the Purchaser of CSBB. See Note 2.

      This debt facility expired in August 1991 and the Company has made no interest payments on this facility since its expiration.

(b) This $65 million facility with UEC matured in August 1997, and calls for interest-only payments at a fixed rate of 11.4 %, payable semi-annually. The Company may prepay the loan at any time in whole or in amounts aggregating $1 million or any larger multiple of $1 million. The term loan includes convenants, among others, that require the maintenance of a minimum level of tangible net worth and limit aggregate levels of additional indebtedness. As a result of the losses incurred by the Company, it was not in compliance with the above covenants and it has not paid its semi-annual interest payment since August 1991.

(c) In November 1989, the Company entered into an agreement with UEC that provided the Company with a line of credit in the aggregate amount of $30 million (amended to $25 million on July 25,1990) due on demand with an interest rate of prime plus 3.5% and a standby fee of one quarter of one percent of the unused portion of the commitment. During 1997, $.2 million was borrowed under this line of credit.

(d) This note matures June 30, 2005, and has an interest rate of 6.38. See
Note 3.

         During 1997, the weighted average amount of total principal debt outstanding was $111.5 million (1996 - $127.5 million) and the weighted average interest cost of these funds during the year was 10.94 % (1996 - 10.76 %). The maximum amount of borrowed principal funds outstanding at any one time during 1997 and 1996 was approximately $123.2 million and $133.2 million, respectively.

         SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires entities to disclose the fair value of on and off-balance sheet financial instruments. In view of the financial position of the Company at

December 31, 1997, management has determined it is not practicable to estimate the fair value of debt and other borrowed funds.

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

         Set forth below is an analysis of the Company's provision for income taxes for the years ended December 31, 1997, 1996 and 1995.



                                            1997         1996         1995
                                          ---------    ---------    ---------
                                                (dollars in thousands)

Current provision:

     State and local income taxes......   $      16    $      17    $      23
                                          =========    =========    =========


         A reconciliation of the total provision for income taxes to amounts computed by applying the federal tax rate to income is as follows:

                                            1997         1996         1995
                                          ---------    ---------    ---------
                                                (dollars in thousands)

Computed at statutory rate.............   $  (1,824)   $  (3,800)   $  (4,333)
State and local income taxes...........          16           17           23
Effect of no benefit recognized for
  net operating losses.................       1,824        3,800        4,333
                                          ---------    ---------    ---------
Provision for income taxes.............   $      16    $      17    $      23
                                          =========    =========    =========

         The accompanying balance sheets reflect no deferred tax assets or liabilities as of December 31, 1997 and 1996.

         As part of the sale of Lincoln, the Company's debt previously owed to the National Bank of Canada ("NBC") of approximately $77 million plus accrued and unpaid interest was transferred to UEC. The debt acquired from NBC by UEC was acquired at a cost of $4.7 million. As a result of the transfer of the debt to an affiliate of the Company, the amount of debt transferred which is in excess of the face amount is, for federal and state income tax purposes, considered forgiveness of debt of the Company and therefore is required to be included as taxable income by the Company. The Company will not have to pay federal or state taxes on this income because of its insolvency pursuant to Internal Revenue Service Code Section 108 (Discharge of Indebtedness). However, tax attributes of the Company (net operating loss carry forwards, capital losses and built-in losses) will be reduced to the extent of the forgiveness of indebtedness. Additionally, for federal tax purposes, the Company may realize a bad debt loss of approximately $85 million, as well as certain as yet undetermined and unrealized potential capital losses. The Company has fully reserved any deferred tax benefit associated with the net operating loss carryforwards.

         In May 1990, a subsidiary of the Company conveyed a property to one of its lenders, in the form of a deed in lieu of foreclosure, resulting in a tax assessment of $1.2

                     LINCORP HOLDINGS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

21                Subsidiaries of the Company