Form 10-Q
period 1998-03-31
LINCORP HOLDINGS INC
filed 1998-05-14
CIK 202172

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549


                                   FORM 10-Q
                                   ---------

         Quarterly Report Under Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934

For Quarter Ended March 31, 1998                    Commission File No. 1-8249
                  --------------                                        ------


                            LINCORP HOLDINGS, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             DELAWARE                                 23-2161279
-------------------------------------    -------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

          245 Park Avenue
         New York, New York                              10167
-------------------------------------    -------------------------------------
(Address of Principal Executive                       (Zip Code)
Offices)

Registrant's Telephone Number,
Including Area Code:                                (212) 867-3800
                                         -------------------------------------


------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                              No
                    -----                              -----

Indicate the number of shares outstanding or each of the issuer's classes of common stock, as of the latest practicable date.

          1,730,559 Shares of Common Stock Outstanding at May 4, 1998
          -----------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


     The condensed financial statements included herein have been prepared by the registrant from the books of Lincorp Holdings, Inc. without audit (except for the Balance Sheet as of December 31, 1997), pursuant to the rules and regulations of the Securities and Exchange Commission. This information, which is subject to year-end adjustments, reflects all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-K.

                            LINCORP HOLDINGS, INC.
                                BALANCE SHEETS

                            (dollars in thousands)

                                                                            March 31,           December 31,
                                                                              1998                  1997
                                                                          -------------        -------------
                                                                           (Unaudited)
ASSETS

Cash ..............................................................       $           1        $          23
Investment in real estate and mortgage loans, net .................               1,533                1,512
                                                                          -------------        -------------
                                                                          $       1,534        $       1,535
                                                                          =============        =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
     Debt secured by real estate and mortgage loans,
         including accrued interest ...............................       $         620        $         606
     Other borrowed funds, including accrued interest .............             172,927              170,179
     Other liabilities ............................................               3,815                3,786
                                                                          -------------        -------------
                                                                                177,362              174,571
                                                                          -------------        -------------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding ...........................                   -                    -
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding ...........................                   -                    -
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding ....................                  17                   17
    Capital contributed in excess of par value ....................             153,638              153,638
    Accumulated deficit ...........................................            (329,483)            (326,691)
                                                                          -------------        -------------
                                                                               (175,828)            (173,036)
                                                                          -------------        -------------
                                                                          $       1,534        $       1,535
                                                                          =============        =============

  The accompanying notes are an integral part of these financial statements.

                            LINCORP HOLDINGS, INC.
                           STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)

                                   Unaudited

                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                --------------------------------
                                                                                    1998                1997
                                                                                ------------        ------------
Income:
   Rental income ........................................................       $          -        $        268
   Equity in operating results of real estate joint ventures.............                  -                  60
   Interest income ......................................................                 21                   -
                                                                                ------------        ------------
          Total income ..................................................                 21                 328
                                                                                ------------        ------------

Expenses:
   Interest expense .....................................................              2,762               3,327
   General and administrative expense ...................................                 20                  57
                                                                                ------------        ------------
          Total expenses ................................................              2,782               3,384
                                                                                ------------        ------------

Loss before income taxes ................................................             (2,761)             (3,056)

Provision for income taxes ..............................................                 31                   2
                                                                                ------------        ------------

Net loss ................................................................       $     (2,792)       $     (3,058)
                                                                                ============        ============

Basic loss per share of Common Stock outstanding ........................       $      (1.61)       $      (1.77)
                                                                                ============        ============

Weighted average shares of Common Stock outstanding .....................              1,731               1,731
                                                                                ============        ============

  The accompanying notes are an integral part of these financial statements.

                            LINCORP HOLDINGS, INC.
                           STATEMENTS OF CASH FLOWS

                                (in thousands)

                                   Unaudited

                                                                                Three Months
                                                                              Ended March 31,
                                                                     --------------------------------
                                                                         1998                1997
                                                                     ------------        ------------
OPERATING ACTIVITIES
Net loss .....................................................       $     (2,792)       $     (3,058)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Equity in operating results of real estate
             joint ventures ..................................                  -                 (60)
          Decrease (increase) in other assets ................                (21)                 65
          Increase in accrued interest payable ...............              2,762               2,993
          Increase in other liabilities ......................                 29                   -
                                                                     ------------        ------------

Net cash used in operating activities ........................                (22)                (60)
                                                                     ------------        ------------


INVESTING ACTIVITIES
Investment in real estate assets .............................                  -                 (94)
                                                                     ------------        ------------

Net decrease in cash .........................................                (22)               (154)

Cash, beginning of period ....................................                 23                 210
                                                                     ------------        ------------

Cash, end of period ..........................................       $          1        $         56
                                                                     ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
           Interest ..........................................                $ -        $        334
                                                                     ============        ============
           Income taxes ......................................       $         31        $          2
                                                                     ============        ============

  The accompanying notes are an integral part of these financial statements.

                          LINCORP HOLDINGS, INC.

                      NOTES TO FINANCIAL STATEMENTS


NOTE 1 - LIQUIDITY AND GOING CONCERN

At March 31, 1998, Lincorp Holdings, Inc. (the "Company") had approximately $173.5 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC") holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's sources of operating funds during the period ended March 31, 1998, and to date, have been primarily from it's previously existing cash balances and borrowings from UEC. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lender continues to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

                 ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND GOING CONCERN

     At March 31, 1998, Lincorp Holdings, Inc. (the "Company") had approximately $173.5 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC") holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

     The Company's sources of operating funds during the period ended March 31, 1998, and to date, have been primarily from it's previously existing cash balances and borrowings from UEC. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lender continues to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to the Three Month Ended March 31,
1997

For the three months ended March 31, 1998 the Company had a net loss of $2.8 million compared to a $3.1 million net loss for the three months ended March 31, 1997.

Total income decreased $.3 million in 1998 compared to 1997 as the Company had no rental income in 1998 as it sold it's rent producing property in April 1997.

Interest expense decreased approximately $.5 million in 1998 compared to 1997 reflecting a 1997 decrease in debt of approximately $24.8 million.


FINANCIAL POSITION

Material Changes Since December 31, 1997

     There was no significant change in the Company's financial position since December 31, 1997.

                          PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        (a) At March 31, 1998, Lincorp Holdings, Inc. (the "Company") had approximately $173.5 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC") holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

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



                                             LINCORP HOLDINGS, INC.


Dated:  May 12, 1998                         /s/ Jack R. Sauer
                                             -----------------------------
                                                 Jack R. Sauer
                                                 President