Form 10-Q
period 1998-06-30
LINCORP HOLDINGS INC
filed 1998-08-14
CIK 202172

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q
                                   ---------

              Quarterly Report Under Section 13 or 15 (d) of the
                       Securities Exchange Act of 1934

    For Quarter Ended JUNE 30, 1998          Commission File No. 1-8249
                      -------------                              ------


                            LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      (State or Other Jurisdiction of           (I.R.S. Employer Identification
      Incorporation or Organization)             Number)

             245 Park Avenue
            New York, New York                           10167
      --------------------------------          -------------------------
      (Address of Principal Executive                  (Zip Code)
      Offices)

      Registrant's Telephone Number,
      Including Area Code:                           (212) 867-3800
                                                ------------------------


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

        1,730,559 Shares of Common Stock Outstanding at August 3, 1998
        --------------------------------------------------------------

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

                             LINCORP HOLDINGS, INC

                                BALANCE SHEETS

                            (DOLLARS IN THOUSANDS)

                                                             June 30,        December 31,
                                                               1998             1997
                                                            ----------       -----------
                                                            (Unaudited)
ASSETS

Cash ................................................       $       4        $      23
Investment in real estate and mortgage loans, net ...           1,546            1,512
                                                            ---------        ---------
                                                            $   1,550        $   1,535
                                                            =========        =========

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
     Debt secured by real estate and mortgage loans,
         including accrued interest .................       $     620        $     606
     Other borrowed funds, including accrued interest         175,705          170,179
     Other liabilities ..............................           3,905            3,786
                                                            ---------        ---------
                                                              180,230          174,571
                                                            ---------        ---------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding .............            --               --
    Preferred stock, $ 01 par value;
       10,000 shares authorized;
       no shares issued and outstanding .............            --               --
    Common stock, $ 01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding ......              17               17
    Capital contributed in excess of par value ......         153,638          153,638
    Accumulated deficit .............................        (332,335)        (326,691)
                                                            ---------        ---------
                                                             (178,680)        (173,036)
                                                            ---------        ---------
                                                            $   1,550        $   1,535
                                                            =========        =========


   The accompanying notes are an integral part of these financial statements

                             LINCORP HOLDINGS, INC
                           STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)

                                   Unaudited

                                                                     Three Months               Six Months
                                                                    Ended June 30,            Ended June 30,
                                                                 --------------------      --------------------
                                                                  1998         1997         1998         1997
                                                                 -------      -------      -------      -------

Income:
   Rental income ...........................................     $  --        $    89      $  --        $   357
   Equity in operating results of real estate joint ventures        --           --           --             60
   Interest income .........................................          13         --             34         --
   Gain on sale of subsidiary ..............................        --            146         --            146
   Other income ............................................        --              8         --              8
                                                                 -------      -------      -------      -------
          Total income .....................................          13          243           34          571
                                                                 -------      -------      -------      -------

Expenses:

   Interest expense ........................................       2,778        3,230        5,540        6,557
   General and administrative expense ......................          87           28          107           85
                                                                 -------      -------      -------      -------
          Total expenses ...................................       2,865        3,258        5,647        6,642
                                                                 -------      -------      -------      -------

Loss before income taxes ...................................      (2,852)      (3,015)      (5,613)      (6,071)

Provision for income taxes .................................        --              4           31            6

                                                                 -------      -------      -------      -------
Net loss ...................................................     $(2,852)     $(3,019)     $(5,644)     $(6,077)
                                                                 =======      =======      =======      =======

Basic loss per share of Common Stock outstanding ...........     $ (1 65)     $ (1 74)     $ (3 26)     $ (3 51)
                                                                 =======      =======      =======      =======

Weighted average shares of Common Stock outstanding ........       1,731        1,731        1,731        1,731
                                                                 =======      =======      =======      =======



    The accompanying notes are an integral part of these financial statements

                             LINCORP HOLDINGS, INC
                           STATEMENTS OF CASH FLOWS

                            (DOLLARS IN THOUSANDS)

                                   UNAUDITED

                                                                                      Three Months               Six Months
                                                                                     Ended June 30,            Ended June 30,
                                                                                 ---------------------     ---------------------
                                                                                   1998         1997         1998         1997
                                                                                 --------     --------     --------     --------

OPERATING ACTIVITIES
Net loss ....................................................................    $ (2,852)    $ (3,019)    $ (5,644)    $ (6,077)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
         Gain on sale of subsidiary .........................................        --           (146)        --           (146)
         Equity in operating results of real estate
             joint ventures .................................................        --           --           --            (60)
          Decrease (increase) in other assets ...............................         (13)           1          (34)          66
          Increase in accrued interest payable ..............................       2,778        2,989        5,540        5,982
          Increase (decrease) in other liabilities ..........................          90          130          119          130
                                                                                 --------     --------     --------     --------

Net cash provided by (used in) operating activities .........................           3          (45)         (19)        (105)

                                                                                 --------     --------     --------     --------

INVESTING ACTIVITIES
Proceeds from sale of subsidiary ............................................        --             50         --             50
Investment in real estate assets ............................................        --            (39)        --           (133)
                                                                                 --------     --------     --------     --------
Net cash provided by (used in) investing activities .........................        --             11         --            (83)
                                                                                 --------     --------     --------     --------

Net increase (decrease) in cash .............................................           3          (34)         (19)        (188)

Cash, beginning of period ...................................................           1           56           23          210
                                                                                 --------     --------     --------     --------

Cash, end of period .........................................................    $      4     $     22     $      4     $     22
                                                                                 ========     ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
           Interest .........................................................    $   --       $    240     $   --       $    574
           Income taxes .....................................................    $   --       $      4     $     31     $      6

Non cash investing and financing activities:

          Assets sold .......................................................    $   --       $ 13,114     $   --       $ 13,114
          Liabilities sold ..................................................    $   --       $ 13,210     $   --       $ 13,210




   The accompanying notes are an integral part of these financial statements

                             LINCORP HOLDINGS, INC

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND GOING CONCERN
------------------------------------

At June 30, 1998, Lincorp Holdings, Inc. (the "Company") had approximately $176.3 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC") holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's sources of operating funds during the period ended June 30, 1998, and to date, have been primarily from it's previously existing cash balances and borrowings from UEC. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lender continues to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.


NOTE 2 - REAL ESTATE OPERATIONS
-------------------------------

During the fourth quarter of 1997, the Company made a $0.6 million secured first mortgage loan to Republic Development Co. (the "Republic Mortgage Loan") for the purpose of developing a commercial real estate property. The Republic Mortgage Loan bears interest at 15% and was to mature on May 19, 1998. The Company had the option, which expired April 17, 1998, to convert the Republic Mortgage Loan into a 50% ownership interest in theunderlying real estate property. To finance this loan, the Company borrowed funds from UEC. The UEC borrowing was in the form of a $602,000 discounted note (the "UEC Republic Note") which matured on May 19, 1998 in the amount of $620,000 and is secured by the Republic Mortgage Loan.

The Republic Mortgage Loan was not repaid on May 19, 1998 and the Company is currently negotiating the repayment of the loan with the borrower. At this time, the Company cannot determine the outcome of these negotiaitons. The UEC Republic Note, which matured on May 19, 1998, was not repaid by the Company as its payment is dependent upon collecting the Republic Mortgage Loan. UEC has agreed to defer the collection of its note until the Republic Mortgage Loan issue is resolved.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND GOING CONCERN
---------------------------

     At June 30, 1998, Lincorp Holdings, Inc. (the "Company") had approximately $176.3 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC") holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

     The Company's sources of operating funds during the period ended June 30, 1998, and to date, have been primarily from it's previously existing cash balances and borrowings from UEC. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lender continues to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS
---------------------

Six Months Ended June 30, 1998 Compared to the Six Month Ended June 30, 1997
----------------------------------------------------------------------------

     For the six months ended June 30, 1998 the Company had a net loss of $5.6 million compared to a $6.1 million net loss for the six months ended June 30, 1997.

     Total income decreased $.5 million in 1998 compared to 1997 as the Company had no rental income in 1998 as it sold it's rent producing property in April 1997.

     Interest expense decreased approximately $1.0 million in 1998 compared to 1997 reflecting a 1997 decrease in debt of approximately $24.8 million.

FINANCIAL POSITION
------------------

Material Changes Since December 31, 1997
----------------------------------------

     There was no significant change in the Company's financial position since December 31, 1997.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        At June 30, 1998, Lincorp Holdings, Inc. (the "Company") had approximately $176.3 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC") holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

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




                                                   LINCORP HOLDINGS, INC.




        Dated:  August 13, 1997                    /s/ Jack R. Sauer
                                                   ----------------------
                                                       President