Form 10-Q
period 1998-09-30
LINCORP HOLDINGS INC
filed 1998-11-16
CIK 202172

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549

                                  FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For Quarter Ended September 30, 1998     Commission File No. 1-8249
                       ------------------                         ------


                           LINCORP HOLDINGS, INC.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

       245 Park Avenue
      New York, New York                             10167
-------------------------------         -----------------------------------
(Address of Principal Executive                   (Zip Code)
Offices)


Registrant's Telephone Number,
Including Area Code:                            (212) 867-3800
                                                --------------


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

      1,730,559 Shares of Common Stock Outstanding at November 3, 1998

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

                           LINCORP HOLDINGS, INC.
                               BALANCE SHEETS

                           (dollars in thousands)

                                                           September 30,     December 31,
                                                              1998              1997
                                                           -----------       ---------
                                                           (Unaudited)
ASSETS

Cash ................................................       $       1        $      23
Investment in real estate and mortgage loans, net ...           1,546            1,512
                                                            ---------        ---------
                                                            $   1,547        $   1,535
                                                            =========        =========

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
     Debt secured by real estate and mortgage loans,
         including accrued interest .................       $     620        $     606
     Other borrowed funds, including accrued interest         175,732          170,179
     Other liabilities ..............................           3,930            3,786
                                                            ---------        ---------
                                                              180,282          174,571
                                                            ---------        ---------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding .............            --               --
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding .............            --               --
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding ......              17               17
    Capital contributed in excess of par value ......         153,638          153,638
    Accumulated deficit .............................        (332,390)        (326,691)
                                                            ---------        ---------
                                                             (178,735)        (173,036)
                                                            ---------        ---------
                                                            $   1,547        $   1,535
                                                            =========        =========



 The accompanying notes are an integral part of these financial statements.

                           LINCORP HOLDINGS, INC.
                          STATEMENTS OF OPERATIONS

                  (in thousands, except per share amounts)

                                  Unaudited

                                                                        Three Months                  Nine Months
                                                                     Ended September 30,          Ended September 30,
                                                                   ----------------------       ----------------------
                                                                    1998           1997          1998           1997
                                                                   -------        -------       -------        -------

Income:
   Rental income ...........................................       $  --          $  --         $  --          $   357
   Equity in operating results of real estate joint ventures          --             --            --               60
   Interest income .........................................          --             --              34           --
   Gain on sale of subsidiary ..............................          --             --            --              146
   Gain on sale of real estate assets ......................          --            6,631          --            6,631
   Other income ............................................          --             --            --                8

                                                                   -------        -------       -------        -------
          Total income .....................................          --            6,631            34          7,202
                                                                   -------        -------       -------        -------

Expenses:
   Interest expense ........................................            27          3,025         5,567          9,582
   General and administrative expense ......................            24             38           131            123

                                                                   -------        -------       -------        -------
          Total expenses ...................................            51          3,063         5,698          9,705
                                                                   -------        -------       -------        -------

Income (loss) before income taxes ..........................           (51)         3,568        (5,664)        (2,503)

Provision for income taxes .................................             4              8            35             14

                                                                   -------        -------       -------        -------
Net income (loss) ..........................................       $   (55)       $ 3,560       $(5,699)       $(2,517)
                                                                   =======        =======       =======        =======

Basic income (loss) per share of Common Stock outstanding ..       $ (0 03)        $ 2 06       $ (3 29)       $ (1 45)
                                                                   =======        =======       =======        =======

Weighted average shares of Common Stock outstanding ........         1,731          1,731         1,731          1,731
                                                                   =======        =======       =======        =======



 The accompanying notes are an integral part of these financial statements.

                           LINCORP HOLDINGS, INC.
                          STATEMENTS OF CASH FLOWS

                           (dollars in thousands)
                                  Unaudited


                                                                Three Months                    Nine Months
                                                             Ended September 30,            Ended September 30,
                                                            ----------------------        ----------------------
                                                             1998           1997           1998           1997
                                                            -------        -------        -------        -------

OPERATING ACTIVITIES
Net income (loss) ....................................      $    (55)       $  3,560        $ (5,699)       $ (2,517)
Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
         Gain on sale of subsidiary ..................          --              --              --              (146)
         Gain on sale of real estate assets ..........          --            (6,631)           --            (6,631)
         Equity in operating results of real estate
             joint ventures ..........................          --              --              --               (60)
          Decrease (increase) in other assets ........          --                 6             (34)             72
          Increase in accrued interest payable .......            27           3,026           5,567           9,008
          Increase (decrease) in other liabilities ...            25              19             144             149
                                                            --------        --------        --------        --------

Net cash provided by (used in) operating activities ..            (3)            (20)            (22)           (125)
                                                            --------        --------        --------        --------

INVESTING ACTIVITIES
Proceeds from sale of subsidiary .....................          --              --              --                50
Investment in real estate assets .....................          --              --              --              (133)
                                                            --------        --------        --------        --------
Net cash provided by (used in) investing activities ..          --              --              --               (83)
                                                            --------        --------        --------        --------

Net increase (decrease) in cash ......................            (3)            (20)            (22)           (208)

Cash, beginning of period ............................             4              22              23             210
                                                            --------        --------        --------        --------

Cash, end of period ..................................      $      1        $      2        $      1        $      2
                                                            ========        ========        ========        ========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
          Interest ...................................      $   --          $   --          $   --          $    574
          Income taxes ...............................      $      4        $      8        $     35        $     14

Non cash investing and financing activities:
         Assets sold .................................      $   --          $  9,875        $   --          $ 22,989
         Liabilities sold ............................      $   --          $   --          $   --          $ 13,210
         Debt repurchased ............................      $   --          $ 16,506        $   --          $ 16,506



 The accompanying notes are an integral part of these financial statements.

                           LINCORP HOLDINGS, INC.

                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND GOING CONCERN

At September 30, 1998, Lincorp Holdings, Inc. (the "Company") had approximately $176.4 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC") holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

On September 14, 1998, UEC agreed to waive substantially all interest owing by the Company on it's Indebtedness to UEC that would otherwise accrue for the period July 1, 1998 through December 31, 1998. For the three months ended September 30, 1998 the interest waived was approximately $2.8 million.

The Company's sources of operating funds during the period ended September 30, 1998, and to date, have been primarily from it's previously existing cash balances and borrowings from UEC. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lender continues to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

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

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND GOING CONCERN


At September 30, 1998, Lincorp Holdings, Inc. (the "Company") had approximately $176.4 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC") holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

On September 14, 1998, UEC agreed to waive substantially all interest owing by the Company on it's Indebtedness to UEC that would otherwise accrue for the period July 1, 1998 through December 31, 1998. For the three months ended September 30, 1998 the interest waived was approximately $2.8 million.

The Company's sources of operating funds during the period ended September 30, 1998, and to date, have been primarily from it's previously existing cash balances and borrowings from UEC. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lender continues to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 Compared to the Nine Month Ended September 30, 1997

For the nine months ended September 30, 1998 the Company had a net loss of $5.7 million compared to a $2.5 million net loss for the nine months ended September 30, 1997.

Total income decreased $7.2 million in 1998 compared to 1997 primarily due to the Company having approximately $6.8 million in gains from the sale of real estate assets and a subsidiary in 1997.

Interest expense decreased approximately $4.0 million in 1998 compared to 1997 reflecting a 1997 decrease in debt of approximately $24.8 million and UEC waiving approximately $2.8 million of interest during 1998 that the Company would have otherwise accrued as an expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL POSITION

Material Changes Since December 31, 1997

On September 14, 1998, UEC agreed to waive substantially all interest owing by the Company on it's Indebtedness to UEC that would otherwise accrue for the period July 1, 1998 through December 31, 1998. For the three months ended September 30, 1998 the interest waived was approximately $2.8 million.

There was no other significant changes in the Company's financial position since December 31, 1997.

                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

          Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          At September 30, 1998, Lincorp Holdings, Inc. (the "Company") had approximately $176.3 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC") holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

          On September 14, 1998, UEC agreed to waive substantially all interest owing by the Company on it's Indebtedness to UEC that would otherwise accrue for the period July 1, 1998 through December 31, 1998. For the three months ended September 30, 1998 the interest waived was approximately $2.8 million.

     (b)  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5. OTHER INFORMATION

     (a)  Not applicable.

     (b)  None filed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Not applicable.

     (b)  None filed.
                                     9

                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           LINCORP HOLDINGS, INC.



Dated:  November 16, 1998                  /s/ Jack R. Sauer
                                           ------------------------------
                                           President