Form 10-K405
period 1998-12-31
LINCORP HOLDINGS INC
filed 1999-03-31
CIK 202172

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              ------------------

                                   FORM 10-K


(Mark One)

/ X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934    [FEE REQUIRED]

For the fiscal year ended December 31, 1998
                          ----------------------------------------------------

                                       OR

/___/    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934    [NO FEE REQUIRED]
         For the transition period from                   to
                                        ----------------      ----------------

                         Commission file number 1-8547

                             LINCORP HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                   23-2161279
-------------------------------         ---------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)


       3900 Park Ave., Suite 102
       Edison, NJ                                       08820
-------------------------------         ---------------------------------------
(Address of Principal Executive                       (Zip Code)
 Offices)


Registrant's Telephone Number,
    Including Area Code:                            (732) 494-9455
-------------------------------         ---------------------------------------


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
--------------------------            -----------------------------------------
Common Stock, par value                               NONE
$.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                  Yes   X                            No
                       ---                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company's common stock, which is traded over the counter, had no identifiable transactions during 1998 and through February 26, 1999. Based on the last identifiable common stock transaction, the aggregate market value of the Company's common stock held by non-affiliates of the registrant would be an indeterminate nominal amount. On February 26, 1999, there were 1,730,559 shares of registrant's common stock outstanding.



                      Documents Incorporated by Reference
                      -----------------------------------


                       See Item 14 (c) for a listing of exhibits incorporated by reference.

                                     PART I

Items  1 and 2.                  Business and Properties
--------------                   -----------------------



Recent Developments

         At December 31, 1998, the Company had approximately $175.7 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets. See Note 5 to the Company's Consolidated Financial Statements.

         During 1998, UEC agreed to waive substantially all interest owing by the Company on its Indebtedness to UEC that would otherwise accrue for the period July 1, 1998 through December 31, 1998. For the six months ended December 31, 1998 the interest waived was approximately $5.6 million.

         The Company's sources of funds during the year ended December 31, 1998, and to date, have been primarily from its previously existing cash balances and borrowings from UEC. The assets being utilized to fund the Company's operations are part of the collateral package securing the Company's Indebtedness. Unless the Company's lender continues to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its day to day operating expenses, the Company will be unable to continue as a going concern. The Company hopes that it will be able to continue as a going concern so that it may seek out opportunities which, among other matters, will allow it to realize on its intangible assets and tax attributes. As of December 31, 1998, the Company's stockholders' deficit was $178.7 million.

Real Estate and Mortgage Loan Transactions

         On December 16, 1998, the Company sold its limited partnership interest in the Cambridge Park Partnership (the "Partnership") for $1,035,000 cash plus an interest free $247,500 promissory note (the "Note") payable within three years of closing. The Note can be prepaid by the purchaser at various discounted values if the total Note is prepaid within two years. The discounts range from 10% to 20% depending upon how soon the prepayment is made. The Company's investment in the Partnership was $900,000. Since the Company cannot be sure it will collect the Note, it has not recorded the value of the Note at this time and will record it as income only when and if the Note is collected. Therefore, the gain recorded on this transaction in 1998 was $135,000.

         During the fourth quarter of 1997, the Company made a $0.6 million secured first mortgage loan to Republic Development Co. (the "Republic Mortgage Loan") for the purpose of developing a commercial real estate property. The Republic Mortgage Loan bears interest at 15% and matured on May 19, 1998. The Company had the option, which expired April 17, 1998, to convert the Republic Mortgage Loan into a 50% ownership interest in the underlying real estate property. To finance this loan, the Company borrowed funds from UEC. The UEC borrowing was in the form of a $602,000 discounted note (the "UEC Republic Note") which matured on May 19, 1998 in the amount of $620,000 and is secured by the Republic Mortgage Loan.

The Republic Mortgage Loan was not repaid on May 19, 1998 and the Company is currently negotiating the repayment of the loan with the borrower. At this time, the Company cannot determine the outcome of these negotiations. The UEC Republic Note, which matured on May 19, 1998, was not repaid by the Company as its payment is dependent upon collecting the Republic Mortgage Loan. UEC has agreed to defer the collection of its note until the Republic Mortgage Loan issue is resolved.

Employees

         The Company presently has no compensated employees.


Item 3.      Legal Proceedings
-------      -----------------

         (A) Joseph Frazier ("Frazier") has instituted three (3) lawsuits in which Lincorp Holdings, Inc., Lincorp's predecessors in interest, Greit Realty Trust Company and Unicorp America Corporation (collectively the "Company"), and other parties were named as defendants. All three actions arose from a series of real estate-related transactions which began in 1978 with respect to property in Bucks County, PA (the "Bucks Property"). More specifically, Frazier's partnership used a mortgage as a vehicle pursuant to which Greit paid the partnership $400,000 contemporaneously with entering into the agreement and gave the partnership a Promissory Note in the amount of $850,000 which further provided for nineteen (19) annual payments of $10,000 each and a final installment of $660,000. In return, the partnership assigned its rights in an Agreement of Sale for the Bucks Property to Greit. The Company has not made any payment to the partnership since 1992 and has a $730,000 unsecured liability recorded in its financial statements.

           In 1993, Frazier instituted an action in the Court of Common Pleas of Philadelphia County asserting claims against the Company for breach of contract, i.e., the failure to make certain payments due and owing to Frazier and/or a general partnership in which he had an interest in connection with a mortgage granted to Frazier's partnership by Greit. In 1997, Frazier instituted a second action in the Court of Common Pleas of Philadelphia County alleging fraudulent conveyancing of the Bucks Property by five (5) separate parties, including the Company. These actions have been consolidated with Frazier v. Estate of Wright, an action previously filed in the Court of Common Pleas of Philadelphia County by Frazier against his late partner and attorney, Bruce Wright, alleging legal malpractice. While acknowledging its failure to make payments since 1992, the Company has been vigorously defending the claims to the extent that they seek relief beyond that arising from the mortgage-based transaction or to the extent the claims allege fraud or any other improper conduct. Moreover, the Court recently raised questions concerning whether the Court has jurisdicition of the case and whether the 1993 and 1997 actions should be dismissed.

         In 1998, Frazier instituted an action in the Court of Common Pleas of Bucks County, PA asserting vague claims arising from the conveyance of the Bucks Property. Frazier has asserted claims against the

Company and numerous other parties, including approximately 475 homeowners who currently reside on the Bucks Property. Frazier is seeking to eject the homeowners from their homes and regain possession of the Bucks Property. In addition, Frazier is seeking damages of $84 million from the Company and from other defendants. The Company is vigorously defending the claims that have been asserted in the Bucks County action.

         (B) A tax assessment (the "Assessment") has been made by the Commonwealth of Massachusetts against a former wholly-owned subsidiary of the Company, which was dissolved in July 1990. The Massachusetts Department of Revenue (the "MDR") stated, in a notice dated February 15, 1992, that the amount due and owing was $1.2 million and it is believed that additional interest and/or penalties have been imposed with regard to the Assessment. On November 29, 1993, an Offer in Settlement (the "Offer") was forwarded to the MDR with respect to the Assessment which was rejected by the MDR on October 26, 1995, and there have been no subsequent developments on this matter since that date. The ultimate outcome of the Assessment cannot be determined at this time.

Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

              Not Applicable.

                                    PART II

Item 5.       Market Price of and Dividends on the Registrant's Common Equity
------        ---------------------------------------------------------------
              and Related Stockholder Matters
              -------------------------------

         The Company's Common Stock is traded over the counter. During 1998, there were no identifiable stock transactions.

         On February 26, 1998, there were approximately 765 stockholders of record of the Company's Common Stock. There were no dividends paid on the Company's Common Stock in 1998 and 1997.


Item 6.      Selected Financial Data
-------      -----------------------


                                                                             Year ended December 31,
                                                     ------------------------------------------------------------------
                                                         1998          1997          1996          1995            1994
                                                     ----------    -----------    ----------    -----------    --------
                                                                             (Dollars In Thousands)
INCOME STATEMENT DATA

Interest income...................................   $       34    $       19     $       23    $      144   $        47
Interest expense..................................       (5,595)      (12,418)       (13,720)      (13,316)      (10,751)
Rental income.....................................           --           357          1,169           487            --
Gain on sale of real estate assets................          135         6,631          1,033            --            --
Other income......................................           --           236            479           253         1,537
Other expense.....................................         (213)         (190)          (160)         (312)         (375)
                                                     -----------   -----------    -----------   -----------    ----------
Loss from continuing operations before
     income taxes.................................       (5,639)       (5,365)       (11,176)      (12,744)       (9,542)
Provision for income taxes........................           22            16             17            23           300
                                                     ----------    ----------     ----------    ----------     ---------
Loss from continuing operations...................       (5,661)       (5,381)       (11,193)      (12,767)       (9,842)
Recovery on writedown of investment in the
     Lincoln Savings Bank.........................           --            --             --            --         6,143
Decrease in estimated writedown of assets from
     discontinued real estate operations..........           --            --             --            --         4,510
Reversal of provision for income taxes relating
     to discontinued operations...................           --            --             --            --         3,370
                                                     ----------    ----------     ----------    ----------     ---------
Net income (loss).................................   $   (5,661)   $   (5,381)    $  (11,193)   $  (12,767)  $     4,181
                                                     ===========   ===========    ===========   ===========  ===========

-------      ------------------------


                                                                        At or for the Year ended December 31,
                                                     -------------------------------------------------------------------------
                                                         1998           1997             1996           1995              1994
                                                     -----------     ---------      ------------    -----------    -----------
                                                                      (In Thousands, Except Per Share Amounts)

INCOME STATEMENT DATA

Per share amounts
Basic income (loss) per share of common stock.....   $      (3.27)    $    (3.11)    $     (6.47)   $     (7.38)    $        2.42
                                                     ============    ===========    ============   ============    =============

Weighted average shares of common stock
     outstanding..................................          1,731          1,731           1,731          1,731            1,731
                                                     ============    ===========    ============   ============    =============

BALANCE SHEET DATA

Total assets......................................   $        746    $     1,535    $     23,978   $     16,181    $         660
                                                     ============    ===========    ============   ============    =============

Other borrowed funds, excluding accrued interest..   $     97,154    $    97,814    $    106,614   $    105,215    $      97,229
                                                     ============    ===========    ============   ============    =============

Total stockholders' deficit.......................   $   (178,697)   $  (173,036)   $   (167,655)  $   (161,666)   $    (148,899)
                                                     =============   ============   ============   ============    =============

Item 7.      Management's Discussion and Analysis of Financial
-------      -------------------------------------------------
             Condition and Results of Operations
             -----------------------------------

         LIQUIDITY AND GOING CONCERN


         At December 31, 1998, the Company had approximately $175.7 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets. See Note 5 to the Company's Consolidated Financial Statements.

         During 1998, UEC agreed to waive substantially all interest owing by the Company on its Indebtedness to UEC that would otherwise accrue for the period July 1, 1998 through December 31, 1998. For the six months ended December 31, 1998 the interest waived was approximately $5.6 million.

         The Company's sources of funds during the year ended December 31, 1998, and to date, have been primarily from its previously existing cash balances and borrowings from UEC. The assets being utilized to fund the Company's operations are part of the collateral package securing the Company's Indebtedness. Unless the Company's lender continues to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its day to day operating expenses, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

1998 Compared to 1997
---------------------

         For the year ended December 31, 1998, the Company had a net loss of $5.7 million compared to a net loss of $5.4 million for the year ended December 31, 1997. Excluding the impact of the gains on sale of real estate assets of $.1 million in 1998 and $6.6 million in 1997, and the $5.6 million of interest waived by UEC in 1998, the comparative net loss for 1998 and 1997 was $11.4 million and $12.0 million, respectively.

         Excluding the gains on sale of real estate assets, total income for 1998 decreased $.6 million compared to 1997. This decrease is primarily due to a $.4 million decrease in rental income. The Company's rental income was generated solely by a subsidiary it sold in April 1997.

         Interest expense decreased $6.8 million primarily because UEC agreed to waive substantially all interest owing by the Company on it's Indebtedness to UEC that would otherwise accrue for the period July 1, 1998 through December 31, 1998.


1997 Compared to 1996
---------------------

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


FINANCIAL POSITION

Material Changes Since December 31, 1997
----------------------------------------

         During 1998, UEC agreed to waive substantially all interest owing by the Company on its Indebtedness to UEC that would otherwise accrue for the period July 1, 1998 through December 31, 1998. For the six months ended December 31, 1998 the interest waived was approximately $5.6 million.

         On December 16, 1998, the Company sold its limited partnership interest in the Cambridge Park Partnership (the "Partnership") for $1,035,000 cash plus an interest free $247,500 promissory note (the "Note") payable within three years of closing. The Note can be prepaid by the purchaser at various discounted values if the total Note is prepaid within two years. The discounts range from 10% to 20% depending upon how soon the prepayment is made. The Company's investment in the Partnership was $900,000. Since the Company cannot be sure it will collect the Note, it has not recorded the value of the Note at this time and will record it as income only when and if the Note is collected. Therefore, the gain recorded on this transaction in 1998 was $135,000.

         There were no other significant changes in the Company's financial position since December 31, 1997.

Item 8.      Financial Statements and Supplementary Data
-------      -------------------------------------------

         The Financial Statements of the Company are set forth in Part IV on pages F-1 to F-13 and incorporated herein by reference. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for a complete list of Financial Statements and Financial Statement Schedules.

Item 9.      Changes In and Disagreements with Accountants on
-------      ------------------------------------------------
             Accounting and Financial Disclosure
             -----------------------------------

             None.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant
--------     --------------------------------------------------

Directors and Executive Officers
         The term of each director is for one year and thereafter until his successor shall have been elected and qualified. The Company's executive officers are elected by, and serve at the discretion of the Board of Directors.

         The following table sets forth certain information with respect to each director and executive officer of the Company on March 23, 1999.

                                                                                        Service with
Name                             Age        Position with Company                       Company from
----                             ---        ---------------------                       ------------

George S. Mann                     66       Chairman of the Board (1)                        1981

Ian G. Cockwell                    51       Director (2)                                     1994

William Kirschenbaum               54       Director (2)                                     1982

Ralph V. Marra                     61       Director (1)                                     1994

Jack R. Sauer                      46       President                                        1996

Gordon Flatt                       36       Vice President and                               1998
                                            Chief Financial Officer





--------------------
(1)      Member of the Executive Committee.
(2)      Member of the Audit Committee.

         George S. Mann has served as Chairman of the Board since 1981, and as President from 1989 through August, 1996. He served as Chairman of the Board of UEC from 1983 until June 1990, and served as a Director until July 1998.

         Ian G. Cockwell has been President of Westcliff Management Services Inc. since prior to 1988, and UEC since 1992. He has been a Director of the Company since November 1994.

         William Kirschenbaum has been the Chairman of the Board of Hamilton Financial Services Corporation, successor to Hamilton Savings Bank, since prior to 1988.

         Ralph V. Marra has been Corporate Controller for SSR Realty Advisors, Inc. since April 1998. Prior to that he was Director of Planning from December 1997. From October 1994 through December 1997 he was the Senior Managing Director of Grubb and Ellis Inc.

         Jack R. Sauer has been the Vice President and Director of The Catalyst Group, Inc. since February, 1990. He is also the Vice President and a Director of VC Holdings, Inc., which is the managing member of Trilon Dominion Partners, LLC. He has been the President of the Company since August, 1996.

         Gordon Flatt has been the President of UEC since March 10, 1999. Prior to that he was the Chief Operating Officer of UEC since September 1997. He has been the Vice President and Chief Financial Officer of the Company since December 1998.

         Ronald W. Cantwell resigned his position with the Company effective December 15, 1998. He was the Executive Vice President of the Company since 1995 and a Director since August, 1996.

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


Directors Remuneration
----------------------

         Directors of the Company receive a quarterly fee of $1,500 in addition to a fee of $600 for actual attendance at each directors' or committee meeting. For meetings of any committee held on the same day as any meeting of the Board of Directors, the fee for attendance at the committee meetings is $300. Where meetings of the Board or committees thereof are held by telephone conference, directors receive a fee of $150. Fees paid to all directors for attendance at the Board and committee meetings during the year ended December 31, 1998, totaled approximately $27,000.


Directors Meeting and Committees
--------------------------------

         The Board of Directors of the Company held 5 meetings during the fiscal year ended December 31, 1998. During fiscal year 1998, four of the directors attended at least 60% of the meetings and one director attended 40% of the meetings.

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

         The only Committee which held a meeting during the Company's fiscal year ended December 31, 1998, was the Audit Committee which held one meeting.


Item 11.     Executive Compensation
--------     ----------------------

         No executive officer of the Company, received any compensation for their services during any of the fiscal years ended December 31, 1998, 1997 or 1996.

         No compensation committee report or performance graph is included herein because none of the executive officers draws any salary from the Company.

Item 12.     Security Ownership of Directors, Nominees and Officers and
--------     ----------------------------------------------------------
             Other Principal Holders of the Company's Voting Securities
             ----------------------------------------------------------

         The table below sets forth information concerning the shares of the Common Stock beneficially owned by the individual directors, all directors and officers of the Company as a group without naming them and each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of February 26, 1999. The address of each of the directors is c/o Lincorp Holdings, Inc., 3900 Park Ave., Suite 102, Edison, NJ 08820. The address of UEC is 67 Yonge Street Suite 1101 Toronto, Ontario, Canada M5E1J8.

                                                 Shares of
                                               Common Stock
                                               Beneficially
      Name of                                   Owned as of                        Percent of
 Beneficial Owner                            February 26, 1999                        Class
 ----------------                            -----------------                     ----------

Unicorp Energy                                    1,286,886                             74.3%
  Corporation (1)

Ian G. Cockwell (1)                               1,286,886                             74.3%

Gordon Flatt (1)                                  1,286,886                             74.3%

William Kirschenbaum                                  3,767                                 *

All officers and directors                        1,290,653                             74.6%
as a group (4 persons) (1)



----------------
*        Less than 1%

(1) The stockholdings indicated for Messrs. Cockwell and Flatt are all owned directly by UEC. Messrs. Cockwell and Flatt disclaim beneficial ownership of all such shares.

Item 13.     Certain Relationships and Related Transactions
--------     ----------------------------------------------

         See Items 1 and 2 - Real Estate and Mortgage Loan Transactions.

                                    PART IV


Item 14.
--------

Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                               Page
                                                                                               ----
       (a) (1)  Consolidated Financial Statements
                Report of Independent Accountants.......................................        F-1

                Consolidated Balance Sheets as of
                  December 31, 1998 and 1997............................................        F-2

                Consolidated Statements of Operations for the years ended
                  December 31, 1998, 1997, and 1996.....................................        F-3

                Consolidated Statements of Changes in Stockholders' Deficit
                  for the years ended December 31, 1998, 1997, and 1996.................        F-4

                Consolidated Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996......................................        F-5

                Notes to Consolidated Financial Statements..............................        F-7

             (2)All schedules have been omitted because they are not required or because the required information is contained in the consolidated financial statements or notes thereto.

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

      22       Subsidiaries of the Company.




--------------------
*        Incorporated by reference.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Edison, New Jersey.


Dated:   March 30, 1999


                                              LINCORP HOLDINGS, INC.


                                              By:  /s/ Jack R. Sauer
                                                   -------------------------
                                                   Jack R. Sauer
                                                   President

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





Name                                         Title                                           Date
----                                         -----                                           ----

/s/ George S. Mann                           Chairman of the                              March 30, 1999
---------------------------------            Board of Directors
George S. Mann                               (Principal Executive Officer)

/s/ Jack R. Sauer                            President                                    March 30, 1999
---------------------------------            (Principal Accounting Officer)
Jack Sauer

/s/ Ian G. Cockwell                          Director                                     March 30, 1999
---------------------------------
Ian G. Cockwell

/s/ William Kirschenbaum                     Director                                     March 30, 1999
---------------------------------
William Kirschenbaum

/s/ Ralph V. Marra                           Director                                     March 30, 1999
---------------------------------
Ralph V. Marra


                          Independent Auditors' Report


The Board of Directors and Stockholders
Lincorp Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of Lincorp Holdings, Inc. ("Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lincorp Holdings, Inc. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in default on several of its credit facilities and, at December 31, 1998, has $97.2 million of principal indebtedness, and $77.9 million of accrued and unpaid interest. In addition, the Company has a net capital deficiency of $178.7 million as of December 31, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



New York, New York
March 17, 1999

                             LINCORP HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS




                                                                                  December 31,
                                                                       ---------------------------------
                                                                            1998               1997
                                                                       --------------     --------------

                                                                            (dollars in thousands)

ASSETS

Cash............................................................       $          100     $           23
Investment in real estate and mortgage loan, net................                  646              1,512
                                                                       --------------     --------------
                                                                       $          746     $        1,535
                                                                       ==============     ==============


LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
   Debt secured by mortgage loan,
       including accrued interest...............................       $          620     $          606
   Other borrowed funds, including accrued interest.............              175,099            170,179
   Other liabilities............................................                3,724              3,786
                                                                       --------------     --------------
                                                                              179,443            174,571
                                                                       --------------     --------------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding.........................                    -                  -
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding.........................                    -                  -
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding..................                   17                 17
    Capital contributed in excess of par value..................              153,638            153,638
    Accumulated deficit.........................................             (332,352)          (326,691)
                                                                       --------------     --------------
                                                                             (178,697)          (173,036)
                                                                       --------------     --------------
                                                                       $          746     $        1,535
                                                                       ==============     ==============




       The accompanying notes are an integral part of these consolidated financial statements.

                             LINCORP HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  Year ended December 31,
                                                                  -------------------------------------------------
                                                                        1998              1997            1996
                                                                  --------------      ------------     ------------

                                                                                  (in thousands, except
                                                                                   per share amounts)

Income:
      Rental income.......................................        $            -      $        357     $      1,169
      Interest income.....................................                    34                19               23
      Gain on sale of real estate assets..................                   135             6,631            1,033
      Other income........................................                     -               236              479
                                                                  --------------      ------------     ------------
           Total income...................................                   169             7,243            2,704
                                                                  --------------      ------------     ------------

Expense:
      Interest expense....................................                 5,595            12,418           13,720
      General and administrative expense..................                   213               190              160
                                                                  --------------      ------------     ------------
           Total expense..................................                 5,808            12,608           13,880
                                                                  --------------      ------------     ------------

Loss before income taxes..................................                (5,639)           (5,365)         (11,176)

Provision for state and local income taxes................                    22                16               17
                                                                  --------------      ------------     ------------

Net loss..................................................        $       (5,661)     $     (5,381)    $    (11,193)
                                                                  ==============      ============     ============

Basic loss per share of common stock outstanding..........        $        (3.27)     $      (3.11)    $      (6.47)
                                                                  ==============      =============    ============

Weighted average shares of common stock...................                 1,731             1,731            1,731
                                                                  ==============      =============    ============



              The accompanying notes are an integral part of these
                      consolidated financial statements.

                             LINCORP HOLDINGS, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT




                                                                                             Capital
                                                                                           contributed
                                                                      Common                 in excess                Accumulated
                                                                       stock               of par value                 deficit
                                                                      -------              ------------               -----------

                                                                                     (dollars in thousands)


Balances, December 31, 1995...............................      $             17       $       148,434       $       (310,117)

    Debt forgiveness by parent company....................                     -                 5,204                      -

    Net loss..............................................                     -                     -                (11,193)
                                                                ----------------       ---------------       ----------------

Balances, December 31, 1996...............................                    17               153,638               (321,310)

    Net loss..............................................                     -                     -                 (5,381)
                                                                ----------------       ---------------       -----------------

Balances, December 31, 1997...............................                    17               153,638               (326,691)

    Net loss..............................................                     -                     -                 (5,661)
                                                                ----------------       ---------------       -----------------

Balances, December 31, 1998...............................      $             17       $       153,638       $       (332,352)
                                                                ================       ===============       =================





              The accompanying notes are an integral part of these
                      consolidated financial statements.

                             LINCORP HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                  Year ended December 31,
                                                                  ---------------------------------------------------
                                                                       1998               1997             1996
                                                                   -------------    ------------     ---------------

                                                                                 (dollars in thousands)

OPERATING ACTIVITIES

Net loss........................................................   $      (5,661)    $    (5,381)      $     (11,193)

Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Gain on sale of subsidiary................................               -            (146)                  -
      Gain on sale of real estate assets........................            (135)         (6,631)             (1,033)
      Equity income from real estate partnership................               -             (60)               (254)
      Decrease (increase) in other assets.......................             (34)             74                 (86)
      Increase (decrease) in other liabilities..................             (62)             10                (419)
      Increase in interest payable..............................           5,594          11,840              13,033
                                                                   -------------    ------------     ---------------


Net cash provided by (used in) operating activities.............            (298)           (294)                 48
                                                                   --------------   -------------    ---------------


INVESTING ACTIVITIES

Proceeds from sale of subsidiary................................               -              50                   -
Proceeds from sale of real estate assets........................           1,035               -               6,649
Investment in real estate and mortgage loans....................               -            (745)               (498)
                                                                   -------------    -------------      --------------

Net cash provided by (used in) investing activities.............           1,035            (695)              6,151
                                                                   -------------    -------------      -------------




              The accompanying notes are an integral part of these
                      consolidated financial statements.

                             LINCORP HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (continued)



                                                                                  Year ended December 31,
                                                                   --------------------------------------------------
                                                                       1998               1997             1996
                                                                   --------------    -----------       --------------

                                                                                 (dollars in thousands)

FINANCING ACTIVITIES

Funds borrowed   ...............................................               -             802                   -
Repayment of borrowed funds.....................................            (660)              -              (6,649)
                                                                   --------------    -----------       --------------

Net cash provided by (used in) financing activities.............            (660)            802              (6,649)
                                                                   --------------    -----------       --------------

Net increase (decrease) in cash.................................              77            (187)               (450)

Cash, beginning of year.........................................              23             210                 660
                                                                   -------------     -----------       -------------

Cash, end of year...............................................   $         100     $        23       $         210
                                                                   =============     ===========       =============


SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION

Cash paid during the year for:
      Interest..................................................   $           -     $       579       $         706
      Income taxes..............................................              22              16                  17

Noncash investing and financing activities:
      Assets sold...............................................   $           -     $    22,989       $           -
      Liabilities sold..........................................               -          13,210                   -
      Debt repurchased..........................................               -          16,506                   -
      Fair value of assets acquired.............................               -               -              13,025
      Liabilities assumed.......................................               -               -              13,025
      Debt forgiveness..........................................               -               -               5,204



              The accompanying notes are an integral part of these
                      consolidated financial statements.

                             LINCORP HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND GOING CONCERN
------------------------------------

         At December 31, 1998, Lincorp Holdings, Inc. (the "Company") had approximately $175.7 million of principal and accrued interest (the"Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC") holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

         The Company's sources of operating funds during the year ended December 31, 1998, and to date, have been primarily from its previously existing cash balances and borrowings from UEC. The assets being utilized to fund the Company's operations are part of collateral package securing the above described credit facilities. Unless the Company's lender continues to defer in realizing on the pledged collateral and allow the Company to utilize the proceeds from such collateral to fund its ongoing operations, the Company will be unable to continue as a going concern.

NOTE 2 - REAL ESTATE OPERATIONS
-------------------------------

         On December 16, 1998, the Company sold its limited partnership interest in the Cambridge Park Partnership (the "Partnership") for $1,035,000 cash plus an interest free $247,500 promissory note (the "Note") payable within three years of closing. The Note can be prepaid by the purchaser at various discounted values if the total Note is prepaid within two years. The discounts range from 10% to 20% depending upon how soon the prepayment is made. The Company's investment in the Partnership was $900,000. Since the Company cannot be sure it will collect the Note, it has not recorded the value of the Note at this time and will record it as income only when and if the Note is collected. Therefore, the gain recorded on this transaction in 1998 was $135,000.

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

The Republic Mortgage Loan was not repaid on May 19, 1998 and the Company is currently negotiating the repayment of the loan with the borrower. At this time, the Company cannot determine the outcome of these negotiations, and under current accounting principles the Republic Mortgage Loan is considered impaired. The UEC Republic Note, which matured on May 19, 1998, was not repaid by the Company as its

                             LINCORP HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payment is dependent upon collecting the Republic Mortgage Loan. UEC has agreed to defer the collection of its note until the Republic Mortgage Loan issue is resolved.

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

         During the third quarter of 1996, the Company sold its real estate investment in the Montgomery Street Land Lease ("MSLL") for $6.6 million resulting in a gain of $1.0 million. The proceeds from this sale were used to pay down a portion of the secured debt (the "MSLL Note").

         During the second quarter of 1996, the Company acquired through DBH, a parcel of land (the "DBH Land") underlying a commercial real estate project in Minneapolis, Minnesota. The DBH Land was acquired for $13.0 million, with the total purchase price funded from a senior unsecured obligation of DBH (the "DBH Loan"). The DBH Loan was with a company affiliated to UEC.

The following summarizes the Company's net investment in real estate and mortgage loans:

                                                   December 31,
                                         -----------------------------------
                                             1998                  1997
                                         --------------       --------------

                                               (dollars in thousands)

     Cambridge Park Partnership          $            -       $          900
     Republic Mortgage Loan                         646                  612
                                         --------------       --------------
                                         $          646       $        1,512
                                         ==============       ==============

                             LINCORP HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - DEBT RESTRUCTURING
---------------------------

         During 1998, UEC agreed to waive substantially all interest owing by the Company on its Indebtedness to UEC that would otherwise accrue for the period July 1, 1998 through December 31, 1998. For the six months ended December 31, 1998 the interest waived was approximately $5.6 million.

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


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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



INVESTMENTS IN MORTGAGE LOANS AND REAL ESTATE

                             LINCORP HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in mortgage loans and real estate are carried at cost. Mortgage loans are considered to be impaired when it is probable that the Company will not be able to collect both principal and interest in accordance with the contractual terms of the loan agreement.


NOTE 5 - OTHER BORROWED FUNDS
-----------------------------


The Company's other borrowed funds are as follows:

                                                                                  December 31,
                                                                       ----------------------------------
                                                                          1998                    1997
                                                                       -----------            -----------
                                                                             (dollars in thousands)

Principal
Senior secured revolving credit facility (a)...................        $    10,261            $    10,921
Subordinated term loan (b).....................................             65,000                 65,000
Junior line of credit (c)......................................             20,494                 20,494
MSLL Note (d)..................................................              1,399                  1,399
                                                                       -----------            -----------
                                                                            97,154                 97,814
Accrued interest...............................................             77,945                 72,365
                                                                       -----------            -----------
                                                                       $   175,099            $   170,179
                                                                       ===========            ===========

(a) This debt facility, which is held by UEC, expired in August 1991 and the Company has made no interest payments on this facility since its expiration.

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

(d)   This note matures June 30, 2005, and has an interest rate of 6.38. See
      Note 3.

      During 1998, the weighted average amount of total principal debt outstanding was $98.4 million (1997 - $111.5 million) and the weighted average interest cost of these funds during the year was 5.68 % (1997 -
      10.94 %). The 1998 average interest cost is low due to the UEC waiver of interest discussed in Note 3. The maximum amount of borrowed principal funds outstanding at any one time during 1998 and 1997 was approximately $98.4 million and $123.2 million, respectively.

      SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires entities to disclose the fair value of on and off-balance sheet financial instruments. In view of the financial position of the Company at December 31, 1998, management has determined it is not practicable to estimate the fair value of debt and other borrowed funds.

                             LINCORP HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INCOME TAXES
---------------------

         Set forth below is an analysis of the Company's provision for income taxes for the years ended December 31, 1998, 1997 and 1996.

                                                                         1998          1997         1996
                                                                       ---------    ---------    ---------
                                                                             (dollars in thousands)

Current provision:
     State and local income taxes..............................        $      22    $      16    $      17
                                                                       =========    =========    =========


         A reconciliation of the total provision for income taxes to amounts computed by applying the federal tax rate to income is as follows:

                                                                         1998         1997         1996
                                                                       ---------    ---------    ---------
                                                                             (dollars in thousands)

Computed at statutory rate.....................................        $  (1,917)   $  (1,824)   $  (3,800)
State and local income taxes...................................               22           16           17
Effect of no benefit recognized for net operating losses.......            1,917        1,824        3,800
                                                                       ---------    ---------    ---------
Provision for income taxes.....................................        $      22    $      16    $      17
                                                                       =========    =========    =========

         The accompanying balance sheets reflect no deferred tax assets or liabilities as of December 31, 1998 and 1997.

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

                             LINCORP HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEGAL PROCEEDINGS
--------------------------

         (A) In 1993, Frazier instituted an action in the Court of Common Pleas of Philadelphia County asserting claims against the Company for breach of contract, i.e., the failure to make certain payments due and owing to Frazier and/or a general partnership in which he had an interest in connection with a mortgage granted to Frazier's partnership by Greit. In 1997, Frazier instituted a second action in the Court of Common Pleas of Philadelphia County alleging fraudulent conveyancing of the Bucks Property by five (5) separate parties, including the Company. These actions have been consolidated with Frazier v. Estate of Wright, an action previously filed in the Court of Common Pleas of Philadelphia County by Frazier against his late partner and attorney, Bruce Wright, alleging legal malpractice. While acknowledging its failure to make payments since 1992, the Company has been vigorously defending the claims to the extent the claims allege fraud or any other improper conduct. Moreover, the Court recently raised questions concerning whether the Court has jurisdicition of the case and whether the 1993 and 1997 actions should be dismissed.

         In 1998, Frazier instituted an action in the Court of Common Pleas of Bucks County, PA asserting vague claims arising from the conveyance of the Bucks Property. Frazier has asserted claims against the Company and numerous other parties, including approximately 475 homeowners who currently reside on the Bucks Property. Frazier is seeking to eject the homeowners from their homes and regain possession of the Bucks Property. In addition, Frazier is seeking damages of $84 million from the Company and from other defendants. The Company is vigorously defending the claims that have been asserted in the Bucks County action.


         (B) In May 1990, a subsidiary of the Company conveyed a property to one of its lenders, in the form of a deed in lieu of foreclosure, resulting in a tax assessment of $1.2 million being made by the Massachusetts Department of Revenue (the"MDR") on such transfer. Shortly thereafter, this subsidiary was dissolved but the tax liability remains outstanding. On November 29, 1993, an Offer of Settlement was forwarded to the MDR with respect to this assessment which was rejected by the MDR on October 26, 1995, and there have been no subsequent developments on this matter since that date. The ultimate outcome of this assessment cannot be determined at this time.

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.       Document Name
-----------       -------------


22                Subsidiaries  of the Company

                                                                   Exhibit 22
                                                                Rev. 12/31/98



                     SUBSIDIARIES OF LINCORP HOLDINGS, INC.
                     --------------------------------------



IIT Missouri Corp.

IIT Realty Corp.

Lincorp, Inc.

Pleasure Island Corp.

Unicorp Delaware I, Inc.

Unicorp Delaware II, Inc.

Unicorp Holdings (U.S.) Incorporated