Form 10-Q
period 1999-03-31
LINCORP HOLDINGS INC
filed 1999-05-17
CIK 202172

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

        For Quarter Ended March 31, 1999         Commission File No.  1-8249
                          --------------                              ------


                             LINCORP HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                23-2161279
  -------------------------------        -------------------------------------
  (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
   Incorporation or Organization)

       3900 Park Ave., Suite 102
              Edison, NJ                                08820
  -------------------------------        -------------------------------------
  (Address of Principal Executive                     (Zip Code)
   Offices)

  Registrant's Telephone Number,
  Including Area Code:                             (732) 494-9455
                                         -------------------------------------


                  245 Park Ave., 18th Floor, New York, NY 01067
--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


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


           1,730,559 Shares of Common Stock Outstanding at May 7, 1999

                          PART 1. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


The condensed financial statements included herein have been prepared by the registrant from the books of Lincorp Holdings, Inc. without audit (except for the Balance Sheet as of December 31, 1998), pursuant to the rules and regulations of the Securities and Exchange Commission. This information, which is subject to year-end adjustments, reflects all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-K.

                             LINCORP HOLDINGS, INC.
                                 BALANCE SHEETS

                             (dollars in thousands)

                                                                        March 31,           December 31,
                                                                          1999                  1998
                                                                   ------------------    -------------------
                                                                      (Unaudited)

ASSETS

Cash........................................................       $              33      $             100
Investment in mortgage loans, net ..........................                     646                    646
                                                                   ------------------     ------------------
                                                                   $             679      $             746
                                                                   ==================     ==================

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
     Debt secured by mortgage loans,
         including accrued interest.........................
                                                                                 620                    620
     Other borrowed funds, including accrued interest.......                 175,127                175,099

     Other liabilities......................................                   3,718                  3,724
                                                                   ------------------    -------------------
                                                                             179,465                179,443
                                                                   ------------------    -------------------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding.....................                      -                      -
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding.....................                      -                      -
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding..............                     17                     17
    Capital contributed in excess of par value..............                153,638                153,638
    Accumulated deficit.....................................               (332,441)              (332,352)
                                                                   ------------------    -------------------
                                                                           (178,786)              (178,697)
                                                                   ------------------    -------------------
                                                                   $            679      $             746
                                                                   ==================    ===================



   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS


                    (in thousands, except per share amounts)


                                    Unaudited

                                                           Three Months
                                                         Ended March 31,
                                                    ---------------------------
                                                       1999           1998
                                                    -----------   -------------

Income:
   Interest income...........................        $       -      $       21
                                                    -----------   -------------
          Total income.......................                -              21
                                                    -----------   -------------

Expenses:
   Interest expense..........................               28           2,762
   General and administrative expense........               59              20
                                                    -----------   -------------
          Total expenses.....................               87           2,782
                                                    -----------   -------------

Loss before income taxes.....................             (87)         (2,761)

Provision for income taxes...................               2              31
                                                    -----------   -------------

Net loss.....................................        $    (89)      $  (2,792)
                                                    ===========   =============

Basic loss per share of Common Stock
outstanding..................................        $  (0.05)      $   (1.61)
                                                    ===========   =============

Weighted average shares of Common Stock
outstanding..................................            1,731           1,731
                                                    ===========   =============



   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS


                                 (in thousands)


                                    Unaudited


                                                                               Three Months
                                                                              Ended March 31,
                                                                         --------------------------
                                                                            1999          1998
                                                                         -----------   ------------

OPERATING ACTIVITIES
Net loss......................................................             $    (89)       $(2,792)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
          Increase in other assets............................                    -            (21)
          Increase in accrued interest payable................                   28          2,762
          Increase (decrease) in other liabilities............                   (6)            29
                                                                          ----------      ---------

Net cash used in operating activities.........................                  (67)           (22)

Cash, beginning of period.....................................                  100             23
                                                                          ----------      ---------

Cash, end of period...........................................             $     33        $     1
                                                                          ==========      =========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
     Interest.................................................             $      -        $     -
                                                                          ==========      =========
           Income taxes.......................................             $      2        $    31
                                                                          ==========      =========














   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 - LIQUIDITY AND GOING CONCERN

     At March 31, 1999, the Company had approximately $175.7 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

     During 1998 and 1999, UEC agreed to waive substantially all interest owing by the Company on its Indebtedness to UEC that would otherwise accrue for the period July 1, 1998 through June 30, 1999. For the three and nine months ended March 31, 1999 the interest waived was approximately $ 2.7 million and $8.3 million, respectively.

     The Company's sources of funds during the period ended March 31, 1999, and to date, have been primarily from its previously existing cash balances and borrowings from UEC. Unless the Company's lender continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

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

The Republic Mortgage Loan was not repaid on May 19, 1998 and the Company is currently pursuing legal action to obtain and sell the land securing the Republic Mortgage Loan. At this time the Company cannot determine the outcome of these legal actions, and under current accounting principles the Republic Mortgage Loan is considered impaired. The UEC Republic Note, which matured on May 19, 1998, was not repaid by the Company as its payment is dependent upon collecting the Republic Mortgage Loan. UEC has agreed to defer the collection of its note until the Republic Mortgage Loan issue is resolved.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND GOING CONCERN

     At March 31, 1999, the Company had approximately $175.7 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

     During 1998 and 1999, UEC agreed to waive substantially all interest owing by the Company on its Indebtedness to UEC that would otherwise accrue for the period July 1, 1998 through June 30, 1999. For the three and nine months ended March 31, 1999 the interest waived was approximately $ 2.7 million and $8.3 million respectively.

     The Company's sources of funds during the period ended March 31, 1999, and to date, have been primarily from its previously existing cash balances and borrowings from UEC. Unless the Company's lender continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to the Three Month Ended March 31,
1998

      For the three months ended March 31, 1999 the Company had a net loss of $.1 million compared to a $2.8 million net loss for the three months ended March 31, 1998.

      Interest expense decreased approximately $2.7 million due to UEC deferring substantially all interest owing by the Company on its Indebtedness to UEC that would otherwise accrue for the period July 1, 1998 through June 30, 1999.

FINANCIAL POSITION

Material Changes Since December 31, 1998

     There was no significant change in the Company's financial position since December 31, 1998.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

             Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a) At March 31, 1999, the Company had approximately $175.7 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

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

                                              LINCORP HOLDINGS, INC.

Dated:  May 12, 1998                          /s/ Jack R. Sauer
                                              ----------------------
                                                  Jack R. Sauer
                                                  President