Form 10-Q
period 1999-06-30
LINCORP HOLDINGS INC
filed 1999-08-11
CIK 202172

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------

               Quarterly Report Under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

         For Quarter Ended June 30, 1999              Commission File No. 1-8249
                           -------------                                  ------


                             LINCORP HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     DELAWARE                                   23-2161279
         -------------------------------                  ----------------------
         (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                   Identification Number)


              3900 Park Ave., Suite 102
                      Edison, NJ                                   08820
         -------------------------------                  ----------------------
         (Address of Principal Executive                        (Zip Code)
         Offices)


         Registrant's Telephone Number,
         Including Area Code:                                 (732) 494-9455
                                                          ----------------------


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

         1,730,559 Shares of Common Stock Outstanding at August 2, 1999
         --------------------------------------------------------------
================================================================================

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

                             LINCORP HOLDINGS, INC.
                                 BALANCE SHEETS

                                 (in thousands)


                                                                                     June 30             December 31,
                                                                                      1999                   1998
                                                                                ------------------     ------------------
                                                                                   (Unaudited)

ASSETS

Cash.......................................................................     $              17      $             100
Investment in mortgage loans, net..........................................                   611                    646
                                                                                ------------------     ------------------
                                                                                $             628      $             746
                                                                                ==================     ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
     Debt secured by mortgage loans,
         including accrued interest........................................     $             620      $             620
     Other borrowed funds, including accrued interest......................               175,153                175,099
     Other liabilities.....................................................                 3,744                  3,724
                                                                                ------------------     ------------------
                                                                                          179,517                179,443
                                                                                ------------------     ------------------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding....................................                     -                      -
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding....................................                     -                      -
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding.............................                    17                     17
    Capital contributed in excess of par value.............................               153,638                153,638
    Accumulated deficit....................................................              (332,544)              (332,352)
                                                                                ------------------     ------------------
                                                                                         (178,889)              (178,697)
                                                                                ------------------     ------------------
                                                                                $             628      $             746
                                                                                ==================     ==================

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                    Unaudited

                                                                            Three Months                        Six Months
                                                                           Ended June 30,                     Ended June 30,
                                                                     ----------------------------      -----------------------------
                                                                         1999           1998               1999           1998
                                                                     -------------  -------------      -------------  --------------
Income:
   Interest income.............................................      $          -   $         13       $          -   $          34
                                                                     -------------  -------------      -------------  --------------
          Total income.........................................                 -             13                  -              34
                                                                     -------------  -------------      -------------  --------------

Expenses:
   Interest expense............................................                26          2,778                 54           5,540
   General, administrative and other expenses..................                77             87                136             107
                                                                     -------------  -------------      -------------  --------------
          Total expenses.......................................               103          2,865                190           5,647
                                                                     -------------  -------------      -------------  --------------

Loss before income taxes.......................................              (103)        (2,852)              (190)         (5,613)

Provision for income taxes.....................................                 -              -                  2              31

                                                                     -------------  -------------      -------------  --------------
Net loss.......................................................      $       (103)  $     (2,852)      $       (192)  $      (5,644)
                                                                     =============  =============      =============  ==============

Basic loss per share of Common Stock outstanding...............      $      (0.06)  $      (1.65)      $      (0.11)  $       (3.26)
                                                                     =============  =============      =============  ==============

Weighted average shares of Common Stock outstanding............             1,731          1,731              1,731           1,731
                                                                     =============  =============      =============  ==============


   The accompanying notes are an integral part of these financial statements.

                      LINCORP HOLDINGS, INC.
                     STATEMENTS OF CASH FLOWS

                          (in thousands)

                            Unaudited

                                                                              Three Months                      Six Months
                                                                             Ended June 30,                   Ended June 30,
                                                                     ----------------------------      -----------------------------
                                                                          1999           1998              1999           1998
                                                                     -------------  -------------      -------------  --------------
OPERATING ACTIVITIES
Net loss...........................................................  $       (103)  $     (2,852)      $       (192)  $      (5,644)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Decrease (increase) in other assets......................            35            (13)                35             (34)
          Increase in accrued interest payable.....................            26          2,778                 54           5,540
          Increase in other liabilities............................            26             90                 20             119
                                                                     -------------  -------------      -------------  --------------

Net cash provided by (used in) operating activities................           (16)             3                (83)            (19)

Cash, beginning of period..........................................            33              1                100              23
                                                                     -------------  -------------      -------------  --------------

Cash, end of period................................................  $         17   $          4       $         17   $           4
                                                                     =============  =============      =============  ==============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid during the period for:
           Interest................................................  $          -   $          -       $          -   $          -
                                                                     =============  =============      =============  ==============
           Income taxes............................................  $          -   $          -       $          2   $          31
                                                                     =============  =============      =============  ==============

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - LIQUIDITY AND GOING CONCERN
------------------------------------

     At June 30, 1999, the Company had approximately $175.8 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

     During 1998 and 1999, UEC agreed to waive substantially all interest owing by the Company on its Indebtedness to UEC that would otherwise accrue for the period July 1, 1998 through June 30, 1999. For the three, six and twelve months ended June 30, 1999 the total interest waived was approximately $2.7 million, $5.4 million and $11.0 million, respectively.

     The Company's sources of funds during the period ended June 30, 1999, and to date, have been primarily from its previously existing cash balances and borrowings from UEC. Unless the Company's lender continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND GOING CONCERN
---------------------------

     At June 30, 1999, the Company had approximately $175.8 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

     During 1998 and 1999, UEC agreed to waive substantially all interest owing by the Company on its Indebtedness to UEC that would otherwise accrue for the period July 1, 1998 through June 30, 1999. For the three, six and twelve months ended June 30, 1999 the total interest waived was approximately $2.7 million, $5.4 million and $11.0 million respectively.

     The Company's sources of funds during the period ended June 30, 1999, and to date, have been primarily from its previously existing cash balances and borrowings from UEC. Unless the Company's lender continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern

RESULTS OF OPERATIONS
---------------------

Six Months Ended June 30, 1999 Compared to the Six Month Ended June 30, 1998
----------------------------------------------------------------------------

     For the six months ended June 30, 1999 the Company had a net loss of $.2 million compared to a $5.6 million net loss for the six months ended June 30, 1998.

     The Company's net loss decreased as interest expense decreased approximately $5.4 million due to UEC waiving substantially all interest owing by the Company on its Indebtedness to UEC that would otherwise accrue for the period January 1, 1999 through June 30, 1999.

FINANCIAL POSITION
------------------

Material Changes Since December 31, 1998
----------------------------------------

     There was no significant change in the Company's financial position since December 31, 1998.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

              There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

              Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         (a) At June 30, 1999, the Company had approximately $175.8 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Energy Corporation ("UEC"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

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









                                                LINCORP HOLDINGS, INC.



Dated:  August 12, 1998                         /s/ Jack R. Sauer
                                                --------------------------------
                                                    Jack R. Sauer
                                                    President