Form 10-Q
period 1999-09-30
LINCORP HOLDINGS INC
filed 1999-11-16
CIK 202172

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For Quarter Ended September 30, 1999                  Commission File No. 1-8249
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


        1,730,559 Shares of Common Stock Outstanding at November 4, 1999
--------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


         The condensed financial statements included herein have been prepared by the registrant from the books of Lincorp Holdings, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. This information, which is subject to year-end adjustments, reflects all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods. Although the registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's latest Annual Report on Form 10-K.

                            LINCORP HOLDINGS, INC.
                                BALANCE SHEETS
                                (in thousands)

                                                        September 30,  December 31,
                                                            1999           1998
                                                        -------------  ------------
                                                         (Unaudited)

ASSETS

Cash .................................................   $       6    $     100
Investment in mortgage loans, net ....................         611          646
                                                         ---------    ---------
                                                         $     617    $     746
                                                         =========    =========

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
     Debt secured by mortgage loans,
         including accrued interest ..................   $     620    $     620
     Other borrowed funds, including accrued interest      175,181      175,099
     Other liabilities ...............................       3,791        3,724
                                                         ---------    ---------
                                                           179,592      179,443
                                                         ---------    ---------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding ..............           -            -
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding ..............           -            -
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding .......          17           17
    Capital contributed in excess of par value .......     153,638      153,638
    Accumulated deficit ..............................    (332,630)     332,352)
                                                         ---------    ---------
                                                          (178,975)    (178,697)
                                                         ---------    ---------
                                                         $     617    $     746
                                                         =========    =========




   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENT OF OPERATIONS

                    (in thousands, except per share amounts)

                                   Unaudited


                                                          Three Months         Nine Months
                                                      Ended September 30,   Ended September 30,
                                                      -------------------   -------------------
                                                       1999        1998       1999       1998
                                                      ------      ------     ------     ------

Income:
   Interest income ................................       $ -        $ -        $ -    $    34
                                                      -------    -------    -------    -------
          Total income ............................         -          -          -         34
                                                      -------    -------    -------    -------

Expenses:
   Interest expense ...............................        28         27         82      5,567

   General, administrative and other expenses .....        64         24        200        131
                                                      -------    -------    -------    -------
          Total expenses ..........................        92         51        282      5,698
                                                      -------    -------    -------    -------

Loss before income taxes ..........................       (92)       (51)      (282)    (5,664)

Income (taxes) refund .............................        (6)         4         (4)        35

                                                      -------    -------    -------    -------
Net loss ..........................................    $.(86)    $    55)   $  (278)   $(5,699)
                                                      =======    =======    =======    =======

Basic loss per share of Common Stock outstanding ..   $ (0.05)   $ (0.03)   $ (0.16)   $ (3.29)
                                                      =======    =======    =======    =======

Weighted average shares of Common Stock outstanding     1,731      1,731      1,731      1,731
                                                      =======    =======    =======    =======


   The accompanying notes are an integral part of these financial statements.

                            LINCORP HOLDINGS, INC.
                           STATEMENTS OF CASH FLOWS


                                (in thousands)

                                  Unaudited

                                                           Three Months           Nine Months
                                                        Ended September 30,   Ended September 30,
                                                          1999       1998       1999       1998
                                                          ----       ----       ----       ----

OPERATING ACTIVITIES
Net loss ............................................   $  (86)    $   (55)   $  (278)   $(5,699)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Decrease (increase) in mortgage loans .....         -          -         35        (34)
          Increase in accrued interest payable ......        28         27         82      5,567
          Increase in other liabilities .............        47         25         67        144
                                                        -------    -------    -------    -------

Net cash used in operating activities ...............       (11)        (3)       (94)       (22)

Cash, beginning of period ...........................        17          4        100         23
                                                        -------    -------    -------    -------

Cash, end of period .................................   $     6    $     1    $     6    $     1
                                                        =======    =======    =======    =======

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
           Interest .................................   $     -    $     -    $     -    $     -
                                                        =======    =======    =======    =======
           Income taxes .............................   $     -    $     4    $     2    $    35
                                                        =======    =======    =======    =======




The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - LIQUIDITY AND GOING CONCERN

         At September 30, 1999, the Company had approximately $175.8 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), formerly Unicorp Energy Corporation, holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

         During 1998 and 1999, Unicorp agreed to waive substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue for the period July 1, 1998 through September 30, 1999. For the three, nine and fifteen months ended September 30, 1999 the total interest waived was approximately $2.7 million, $8.1 million and $13.8 million, respectively.

         The Company's sources of funds during the period ended September 30, 1999, and to date, have been primarily from its previously existing cash balances and borrowings from Unicorp. Unless the Company's lender continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

NOTE 2 - REAL ESTATE OPERATIONS

During the fourth quarter of 1997, the Company made a $0.6 million secured first mortgage loan to Republic Development Co. (the "Republic Mortgage Loan") for the purpose of developing a commercial real estate property. The Republic Mortgage Loan bears interest at 15% and was to mature on May 19, 1998. To finance this loan, the Company borrowed funds from Unicorp. The Unicorp borrowing was in the form of a $602,000 discounted note (the "Unicorp Republic Note") which matured on May 19, 1998 in the amount of $620,000 and is secured by the Republic Mortgage Loan.

The Republic Mortgage Loan was not repaid on May 19, 1998 and the Company is currently pursuing legal action to obtain and sell the land securing the Republic Mortgage Loan. At this time the Company cannot determine the outcome of these legal actions, and under current accounting principles the Republic Mortgage Loan is considered impaired. The Unicorp Republic Note, which matured on May 19, 1998, was not repaid by the Company as its payment is dependent upon collecting the Republic Mortgage Loan. Unico has agreed to defer the collection of its note until the Republic Mortgage Loan issue is resolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND GOING CONCERN

         At September 30, 1999, the Company had approximately $175.8 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), formerly Unicorp Energy Corporation, holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

         During 1998 and 1999, Unicorp agreed to waive substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue for the period July 1, 1998 through September 30, 1999. For the three, nine and fifteen months ended September 30, 1999 the total interest waived was approximately $2.7 million, $8.1 million and $13.8 million, respectively.

         The Company's sources of funds during the period ended September 30, 1999, and to date, have been primarily from its previously existing cash balances and borrowings from Unicorp. Unless the Company's lender continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

  RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 Compared to the Nine Month Ended September 30, 1998

         For the nine months ended September 30, 1999 the Company had a net loss of $.3 million compared to a $5.7 million net loss for the nine months ended September 30, 1998.

         The Company's net loss decreased as interest expense decreased approximately $5.5 million due to Unicorp waiving substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue for the period July 1, 1998 through September 30, 1999.


FINANCIAL POSITION

Material Changes Since December 31, 1998

         There was no significant change in the Company's financial position since December 31,

                           Part II. Other Information


Item 1.  Legal Proceedings

         There have been no material developments with respect to litigation.

ITEM 2.  CHANGES IN SECURITIES

              Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a) At September 30, 1999, the Company had approximately $175.8 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), formerly Unicorp Energy Corporation, holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

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


                                             LINCORP HOLDINGS, INC.

Dated:  November 12, 1999                    /s/ Jack R. Sauer
                                             -----------------
                                                 Jack R. Sauer
                                                 President