Form 10-K405
period 1999-12-31
LINCORP HOLDINGS INC
filed 2000-03-30
CIK 202172

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999
                          -----------------

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934    [NO FEE REQUIRED]
For the transition period from                     to
                                ------------------     ------------------------

                          Commission file number 1-8547


                             LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                           23-2161279
---------------------------------                     --------------------------
  (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                        Identification Number)


    3900 Park Ave., Suite 102
         Edison, NJ                                            08820
---------------------------------                     --------------------------
 (Address of Principal Executive                             (Zip Code)
  Offices)


 Registrant's Telephone Number,
    Including Area Code:                                    (732) 494-9455
---------------------------------                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                    Name of each exchange on
---------------------------------                          which registered
Common Stock, par value $.01                          --------------------------
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

                  Yes   X                                         No
                      ----                                           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company's common stock, which is traded over the counter, had no identifiable transactions during 1999 and through February 25, 2000. Based on the last identifiable common stock transaction, the aggregate market value of the Company's common stock held by non-affiliates of the registrant would be an indeterminate nominal amount. On February 25, 2000, there were 1,730,559 shares of registrant's common stock outstanding.



                       Documents Incorporated by Reference


         See Item 14 (c) for a listing of exhibits incorporated by reference.

                                     PART I

Items  1 and 2.        Business and Properties

Recent Developments

         At December 31, 1999, Lincorp Holdings, Inc. (the "Company") had approximately $175.8 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets. See Note 4 to the Company's Financial Statements.

         During 1999, Unicorp agreed to waive substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue for the twelve months ended December 31, 1999, which was approximately $10.9 million.

         The Company's sources of funds during the year ended December 31, 1999, and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless Unicorp continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern. The Company hopes that it will be able to continue as a going concern so that it may seek out opportunities which, among other matters, will allow it to realize on its intangible assets and tax attributes. As of December 31, 1999, the Company's stockholders' deficit was $179.0 million.

Real Estate and Mortgage Loan Transactions

         During the fourth quarter of 1997, the Company made a $0.6 million secured first mortgage loan to Republic Development Co. (the "Republic Mortgage Loan") for the purpose of developing a commercial real estate property. This loan was scheduled to mature May 19, 1998. To finance this loan, the Company borrowed funds from Unicorp. The Unicorp borrowing was in the form of a $602,000 discounted note (the "Unicorp Republic Note") which matured on May 19, 1998 in the amount of $620,000 and is secured by the Republic Mortgage Loan.

         The Republic Mortgage Loan was not repaid on May 19, 1998 and in November 1999, the Company foreclosed on the Republic Mortgage Loan and took possession of the land. The Company believes the land is recorded at fair market value which is approximately the value of the original loan. The Unicorp Republic Note, which matured on May 19, 1998, was not repaid by the Company as its payment was dependent upon collecting the Republic Mortgage Loan. Unicorp has agreed to defer the collection of its note until the land is sold.

         On December 16, 1998, the Company sold its limited partnership interest in the Cambridge Park Partnership (the "Partnership") for $1,035,000 cash plus an interest free $247,500 promissory note (the "Note") payable within three years of closing. The Note can be prepaid by the purchaser at various discounted values if the total Note is prepaid within two years. The discounts range from 10% to 20% depending upon how soon the prepayment is made. The Company's investment in the Partnership was $900,000. The Company did not record the value of the Note at the time of sale and will record it as income when the Note is collected. Therefore, the gain recorded on this transaction in 1998 was $135,000.

Employees

         The Company presently has no compensated employees.


Item 3.      Legal Proceedings

         (A) Joseph Frazier ("Frazier") has instituted three lawsuits in which the Company's predecessors in interest, Greit Realty Trust Company and Unicorp America Corporation (collectively the "Company"), and other parties were named as defendants. All three actions arose from a series of real estate-related transactions which began in 1978 with respect to property in Bucks County, PA (the "Bucks Property"). More specifically, Frazier's partnership used a mortgage as a vehicle pursuant to which Greit paid the partnership $400,000 contemporaneously with entering into the agreement and gave the partnership a Promissory Note in the amount of $850,000 which further provided for nineteen annual payments of $10,000 each and a final installment of $660,000. In return, the partnership assigned its rights in an Agreement of Sale for the Bucks Property to Greit. The Company has not made any payment to the partnership since 1992 and has a $730,000 unsecured liability recorded in its financial statements.

         In 1993, Frazier instituted an action in the Court of Common Pleas of Philadelphia County asserting claims against the Company for fraud and breach of contract, i.e., the failure to make certain payments due and owing to Frazier and/or a general partnership in which he had an interest in connection with a mortgage granted to Frazier's partnership by Greit. In 1997, Frazier instituted a second action in the Court of Common Pleas of Philadelphia County alleging fraudulent conveyancing of the Bucks Property by five separate parties, including the Company. These actions have been consolidated with Frazier v. Estate of Wright, an action previously filed in the Court of Common Pleas of Philadelphia County by Frazier against his late partner and attorney, Bruce Wright, alleging legal malpractice. The two actions against the Company were dismissed for failure to join an indispensable party. The appellate court squashed Frazier's appeal of that dismissal as premature until judgment is entered in the Frazier v. Estate of Wright case.

         In 1998, Frazier instituted an action in the Court of Common Pleas of Bucks County, PA asserting vague claims arising from the conveyance of the Bucks Property. Frazier has asserted claims against the Company and numerous other parties, including approximately 475 homeowners who currently reside on the Bucks Property. Frazier sought to eject the homeowners from their homes and regain possession of the Bucks Property. The Court has dismissed claims against the home-owners. Frazier still seeks damages of

$84 million from the Company and from other defendants. The Company is vigorously defending the claims that have been asserted in the Bucks County action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

                      Not Applicable.

                                     PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is traded over the counter. During 1999, there were no identifiable stock transactions.

         On February 25, 2000, there were approximately 765 stockholders of record of the Company's Common Stock. There were no dividends paid on the Company's Common Stock in 1999 and 1998.


Item 6.      Selected Financial Data


                                                                             Year ended December 31,
                                                     -----------------------------------------------
                                                         1999          1998          1997          1996            1995
                                                     ----------    -----------    ----------    -----------    --------
                                                                             (Dollars In Thousands)
INCOME STATEMENT DATA

Interest income...................................   $       --    $       34     $       19    $       23     $     144
Interest expense..................................         (109)       (5,595)       (12,418)      (13,720)      (13,316)
Rental income.....................................           --            --            357         1,169           487
Gain on sale of real estate assets................           --           135          6,631         1,033            --
Other income......................................            3            --            236           479           253
Other expense.....................................         (237)         (213)          (190)         (160)         (312)
                                                     -----------   -----------    -----------   -----------    ----------
Loss before income taxes..........................         (343)       (5,639)        (5,365)      (11,176)      (12,744)
Provision for (refund of) income taxes............           (4)           22             16            17            23
                                                     -----------   ----------     ----------    ----------     ---------
Net loss..........................................   $     (339)   $   (5,661)    $   (5,381)   $  (11,193)    $ (12,767)
                                                     ===========   ===========    ===========   ===========    ==========



Item 6.      Selected Financial Data, continued


                                                                        At or for the year ended December 31,
                                                     --------------------------------------------------------
                                                         1999           1998             1997           1996              1995
                                                     -----------     ---------      ------------    -----------    -----------
                                                                      (In Thousands, Except Per Share Amounts)

INCOME STATEMENT DATA

Per share amounts
Basic loss per share of common stock
     outstanding..................................   $     (0.20)    $    (3.27)    $     (3.11)   $     (6.47)     $    (7.38)
                                                     ============    ===========    ============   ============     ==========

Weighted average shares of common stock
     outstanding..................................          1,731          1,731           1,731          1,731           1,731
                                                     ============    ===========    ============   ============     ===========
BALANCE SHEET DATA

Total assets......................................   $        652    $      746     $      1,535   $     23,978     $    16,181
                                                     ============    ==========     ============   ============     ===========

Other borrowed funds, excluding accrued interest..   $     97,154    $    97,154    $     97,814   $    106,614     $   105,215
                                                     ============    ===========    ============   ============     ===========

Total stockholders' deficit.......................   $   (179,036)   $   (178,697)  $   (173,036)  $   (167,655)    $  (161,666)
                                                     =============   ============   ============   ============     ===========



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND GOING CONCERN


         At December 31, 1999, the Company had approximately $175.8 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets. See Note 4 to the Company's Financial Statements.

         During 1999, Unicorp agreed to waive substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue for the twelve months ended December 31, 1999, which was approximately $10.9 million.

         The Company's sources of funds during the year ended December 31, 1999, and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless Unicorp continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern. The Company hopes that it will be able to continue as a going concern so that it may seek out opportunities which, among other matters, will allow it to realize on its intangible assets and tax attributes. As of December 31, 1999, the Company's stockholders' deficit was $179.0 million.

RESULTS OF OPERATIONS

1999 Compared to 1998

         For the year ended December 31, 1999, the Company had a net loss of $0.3 million compared to a net loss of $5.7 million for the year ended December 31, 1998. Excluding the impact of the gain on the sale of a real estate asset of $0.1 million in 1998 and the $5.5 million of interest not waived by Unicorp in 1998, the comparative net loss for 1998 was $0.3 million.

         Interest expense decreased $5.5 million primarily because Unicorp agreed to waive substantially all interest owing by the Company on it's Indebtedness to Unicorp that would otherwise accrue starting July 1, 1998. As such, 1998 excludes six months of such interest while 1999 excludes twelve months of interest.

1998 Compared to 1997

         For the year ended December 31, 1998, the Company had a net loss of $5.7 million compared to a net loss of $5.4 million for the year ended December 31, 1997. Excluding the impact of the gains on sale of real estate assets of $.1 million in 1998 and $6.6 million in 1997, and the $5.6 million of interest waived by Unicorp in 1998, the comparative net loss for 1998 and 1997 was $11.4 million and $12.0 million, respectively.

         Excluding the gains on sale of real estate assets, total income for 1998 decreased $0.6 million compared to 1997. This decrease is primarily due to a $0.4 million decrease in rental income. The Company's rental income was generated solely by a subsidiary it sold in April 1997.

         Interest expense decreased $6.8 million primarily because Unicorp agreed to waive substantially all interest owing by the Company on it's Indebtedness to Unicorp that would otherwise accrue for the period July 1, 1998 through December 31, 1998.


FINANCIAL POSITION

Material Changes Since December 31, 1998

         During 1999, Unicorp agreed to waive substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue for the twelve months ended December 31, 1999, which was approximately $10.9 million.

         During the fourth quarter of 1997, the Company made a $0.6 million secured first mortgage loan to Republic Development Co. (the "Republic Mortgage Loan") for the purpose of developing a commercial real estate property. This loan was scheduled to mature May 19, 1998. To finance this loan, the Company borrowed funds from Unicorp. The Unicorp borrowing was in the form of a $602,000 discounted note (the "Unicorp Republic Note") which matured on May 19, 1998 in the amount of $620,000 and is secured by the Republic Mortgage Loan.

         The Republic Mortgage Loan was not repaid on May 19, 1998 and in November 1999, the Company foreclosed on the Republic Mortgage Loan and took possession of the land. The Company believes the land is recorded at fair market value which is approximately the value of the original loan. The Unicorp Republic Note, which matured on May 19, 1998, was not repaid by the Company as its payment is dependent upon collecting the Republic Mortgage Loan. Unicorp has agreed to defer the collection of its note until the land is sold.

         There were no other significant changes in the Company's financial position since December 31, 1998.

Item 8.      Financial Statements and Supplementary Data

         The Financial Statements of the Company are set forth in Part IV on pages F-1 to F-11 and incorporated herein by reference. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for a complete list of Financial Statements and Financial Statement Schedules.

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

         The following table sets forth certain information with respect to each director and executive officer of the Company on March 28, 2000.

                                                                 Service with
Name                       Age      Position with Company        Company from
-----                      ---      ---------------------        ------------
George S. Mann             67       Chairman of the Board (1)        1981

Ian G. Cockwell            52       Director (2)                     1994

William Kirschenbaum       55       Director (2)                     1982

Ralph V. Marra             62       Director (1)                     1994

Jack R. Sauer              47       President                        1996

Gordon Flatt               37       Vice President and               1998
                                    Chief Financial Officer




(1)      Member of the Executive Committee.
(2)      Member of the Audit Committee.

         George S. Mann has served as Chairman of the Board since 1981, and as President from 1989 through August, 1996. He served as Chairman of the Board of Unicorp from 1983 until June 1990, and served as a Director until July 1998.

         Ian G. Cockwell has been President of Westcliff Management Services Inc. since prior to 1988. He is currently the Chairman of Unicorp. He has been a Director of the Company since November 1994.

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

         Jack R. Sauer has been the President of the Company since August, 1996. He is also the Vice President and Director of the Catalyst Group, Inc. since February, 1990.

         Gordon Flatt has been the President of Unicorp since March 10, 1999. Prior to that he was the Chief Operating Officer of Unicorp since September 1997. He has been the Vice President and Chief Financial Officer of the Company since December 1998.

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


Directors Remuneration

         Directors of the Company received a quarterly fee of $1,500 in addition to a fee of $600 for actual attendance at each directors' or committee meeting. For meetings of any committee held on the same day as any meeting of the Board of Directors, the fee for attendance at the committee meetings is $300. Where meetings of the Board or committees thereof are held by telephone conference, directors receive a fee of $150. Fees paid to all directors for attendance at the Board and committee meetings during the year ended December 31, 1999, totaled approximately $19,000.


Directors Meeting and Committees

         The Board of Directors of the Company held 4 meetings during the year ended December 31, 1999. During the year, three of the directors attended 100% of the meetings and one director attended 50% of the meetings.

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

         The only Committee which held a meeting during the year ended December 31, 1999, was the Audit Committee which held one meeting.


Item 11.     Executive Compensation

         No executive officer of the Company, received any compensation for their services during any of the years ended December 31, 1999, 1998 or 1997.

         No compensation committee report or performance graph is included herein because none of the executive officers draws any salary from the Company.

Item 12. Security Ownership of Directors, Nominees and Officers and Other Principal Holders of the Company's Voting Securities

         The table below sets forth information concerning the shares of the Common Stock beneficially owned by the individual directors, all directors and officers of the Company as a group without naming them and each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of February 25, 2000. The address of each of the directors is c/o Lincorp Holdings, Inc., 3900 Park Ave., Suite 102, Edison, NJ 08820. The address of Unicorp is 67 Yonge Street Suite 1101 Toronto, Ontario, Canada M5E1J8.

                                    Shares of
                                  Common Stock
                                  Beneficially
      Name of                      Owned as of            Percent of
 Beneficial Owner               February 25, 2000           Class
-----------------               -----------------         ----------
Unicorp Inc. (1)                     1,286,886                74.3%

Ian G. Cockwell (1)                  1,286,886                74.3%

Gordon Flatt (1)                     1,286,886                74.3%

William Kirschenbaum                     3,767                    *

All officers and directors           1,290,653                74.6%
as a group (4 persons) (1)



_____________________

*        Less than 1%

(1) The stockholdings indicated for Messrs. Cockwell and Flatt are all owned directly by Unicorp. Messrs. Cockwell and Flatt disclaim beneficial ownership of all such shares.

Item 13.     Certain Relationships and Related Transactions

         See Items 1 and 2 - Real Estate and Mortgage Loan Transactions.

                                     PART IV


Item 14.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                               Page
                                                                                               ----

       (a) (1)  Financial Statements
                Independent Auditors' Report............................................        F-1

                Balance Sheets as of
                  December 31, 1999 and 1998............................................        F-2

                Statements of Operations for the years ended
                  December 31, 1999, 1998, and 1997.....................................        F-3

                Statements of Changes in Stockholders' Deficit
                  years ended December 31, 1999, 1998, and 1997.........................        F-4

                Statements of Cash Flows years ended
                  December 31, 1999, 1998 and 1997......................................        F-5

                Notes to Financial Statements...........................................        F-7

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

      10.01    Subscription and Purchase Agreement dated December                               *
               31, 1987, between the Company and Unicorp (incorporated by reference to Exhibit 2.2 to the Company's Current Report Form 8-K
               dated January 14, 1988).

      10.02    Letter Agreement re: Line of Credit dated November 30, 1989,                     *
               between Unicorp and the Company (incorporated by reference to
               Exhibit 10.23 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1989).

      10.03    Revolving Demand Note dated November 30, 1989,                                   *
               from the Company to Unicorp (incorporated by reference to Exhibit
               10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

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

      10.11    Letter Agreement, dated as of July 23, 1990, among CCI,                          *
               CCC, the Company, Coscan Commercial and Coscan California, \
               regarding loans by CCI and CCC (incorporated by reference to
               Exhibit 28.5 to the Company's Report on Form 8-K dated August 13,
               1990).

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


      10.13    Amended and Restated Credit Agreement, dated as of July 25,                      *
               1990, between the Company and NBC (incorporated by reference to
               Exhibit 28.7 to the Company's Report on Form 8-K dated August 13,
               1990).

      10.14    Letter Agreement, dated July 25, 1990, between Unicorp                           *
               and the Company regarding the revolving line of credit from UCC to the Company (incorporated by reference to Exhibit 28.8 to the
               Company's Report on Form 8-K dated August 13, 1990).

      10.15    Securities Pledge Agreement, dated as of July 25, 1990, by the                   *
               Company in favor of Unicorp (incorporated by reference to Exhibit
               28.8 to the Company's Report on Form 8-K dated August 13, 1990).

      10.16    Lincorp Pledge Agreement, dated as of July 25, 1990, by Lincorp                  *
               Inc. in favor of Unicorp (incorporated by reference to Exhibit
               28.10 to the Company's Report on Form 8-K dated August 13, 1990).

      10.17    Subsidiaries Pledge Agreement, dated as of July 25, 1990,                        *
               by Unicorp Delaware I, Inc., Unicorp Delaware II, Inc. and
               ITT Missouri Corp. in favor of Unicorp (incorporated by reference to Exhibit 28.11 to the Company's Report on Form 8-K dated August
               13, 1990).

      10.18    Security Agreement, dated as of July 25, 1990, by the                            *
               Company in favor of Unicorp (incorporated by reference to
               Exhibit 28.12 to the Company's Report on Form 8-K dated August
               13, 1990).

      10.19    Agreement Relating to the Lincoln Savings Bank, FSB dated as of                  *
               December 31, 1992, among the OTS, the Company and certain other parties (incorporated by reference to Exhibit A to the Company's
               Current Report on Form 8-K dated January 20, 1993).

      10.20    Trust Agreement dated as of January 20, 1993, among the OTS,                     *
               the Company and certain other parties (incorporated by reference to Exhibit B to the Company's Current Report on Form 8-K dated
               January 20, 1993).


      10.21    Consent Agreement dated March 4, 1994, among Unicorp,                            *
               Union Holdings, Inc., Lincorp, Inc., the Company, Hees
               International Bancorp, Inc., National Bank of Canada, Anthony M.
               Frank, as trustee, the Lincoln Savings Bank, FSB and Anchor
               Savings Bank FSB (incorporated by referenced to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1993).

      10.22    Loan Modification Agreement dated as of September 28,                            *
               1995, by and between Coscan, Inc. and the Company (incorporated by reference to Exhibit B to the Company's Report on Form 8-K dated September 28, 1995).

      10.23    Loan Modification Agreement dated as of September 28, 1995, by                   *
               and between CCI and the Company (incorporated by reference to
               Exhibit C to the Company's Report on Form 8-K dated September 28,
               1995.)

      10.24    Agreement dated as of September 5, 1995,by and among                             *
               CCI, the Company, Coscan Limited Partner Corporation, CCC, Coscan
               California Limited Partner Corporation and Coscan, Inc.

      22       Subsidiaries of the Company.


___________________________

*        Incorporated by reference.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Edison, New Jersey.


Dated:   March 28,  2000

                                                      LINCORP HOLDINGS, INC.


                                                      By:  /s/ Jack R. Sauer
                                                           --------------------
                                                               Jack R. Sauer
                                                               President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Name                                         Title                                           Date
-----                                        ------                                          -----

s/George S. Mann                             Chairman of the                              March 28, 2000
---------------------------------            Board of Directors
George S. Mann                               (Principal Executive Officer)


s/Jack R. Sauer                              President                                    March 28, 2000
---------------------------------
Jack Sauer

s/Ian G. Cockwell                            Director                                     March 28, 2000
---------------------------------
Ian G. Cockwell

s/William Kirschenbaum                       Director                                     March 28, 2000
---------------------------------
William Kirschenbaum

s/Ralph V. Marra                             Director                                     March 28, 2000
---------------------------------
Ralph V. Marra

                          Independent Auditors' Report

The Board of Directors and Stockholders
Lincorp Holdings, Inc.:


We have audited the accompanying balance sheets of Lincorp Holdings, Inc. ("Company") as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincorp Holdings, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in default on several of its credit facilities and, at December 31, 1999, has $97.1 million of principal indebtedness, and $78.1 million of accrued and unpaid interest. In addition, the Company has a net capital deficiency of $179.0 million as of December 31, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    KPMG LLP

New York, New York
March 17, 2000

                             LINCORP HOLDINGS, INC.

                                 BALANCE SHEETS




                                                                                  December 31,
                                                                           ------------------------
                                                                              1999          1998
                                                                           ---------      ---------

                                                                            (dollars in thousands)

ASSETS

Cash............................................................       $           41     $          100
Investment in real estate.......................................                  611                646
                                                                       --------------     --------------
                                                                       $          652     $          746
                                                                       ==============     ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Debt secured by real estate,
       including accrued interest...............................       $          620     $          620
   Other borrowed funds, including accrued interest.............              175,208            175,099
   Other liabilities............................................                3,860              3,724
                                                                       --------------     --------------
                                                                              179,688            179,443
                                                                       --------------     --------------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding.........................                    -                  -
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding.........................                    -                  -
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding..................                   17                 17
    Capital contributed in excess of par value..................              153,638            153,638
    Accumulated deficit.........................................             (332,691)          (332,352)
                                                                       --------------     --------------
                                                                             (179,036)          (178,697)
                                                                       --------------     --------------
                                                                       $          652     $          746
                                                                       ==============     ==============

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS



                                                                             Year ended December 31,
                                                                  --------------------------------------------
                                                                        1999              1998         1997
                                                                  ---------------    -------------   ---------

                                                                                  (in thousands, except
                                                                                   per share amounts)

Income:
      Rental income.......................................        $            -      $          -     $        357
      Interest income.....................................                     -                34               19
      Gain on sale of real estate assets..................                     -               135            6,631
      Other income........................................                     3                 -              236
                                                                  --------------      ------------     ------------
           Total income...................................                     3               169            7,243
                                                                  --------------      ------------     ------------

Expense:
      Interest expense....................................                   109             5,595           12,418
      General and administrative expense..................                   237               213              190
                                                                  --------------      ------------     ------------
           Total expense..................................                   346             5,808           12,608
                                                                  --------------      ------------     ------------

Loss before income taxes..................................                  (343)           (5,639)          (5,365)

Provision for (refund of) income taxes....................                    (4)               22               16
                                                                  ---------------     ------------     ------------

Net loss..................................................        $         (339)     $     (5,661)    $     (5,381)
                                                                  ==============      ============     ============

Basic loss per share of common stock outstanding..........        $        (0.20)     $       (3.27)   $     (3.11)
                                                                  ==============      =============    ===========

Weighted average shares of common stock outstanding.......                 1,731              1,731           1,731
                                                                  ==============      =============    ============

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT



                                                                                             Capital
                                                                                           contributed
                                                                      Common               in excess             Accumulated
                                                                       stock              of par value             deficit
                                                                ----------------       ----------------------    -------------

                                                                                     (dollars in thousands)


Balances, December 31, 1996...............................      $             17       $       153,638       $       (321,310)

    Net loss..............................................                     -                     -                 (5,381)
                                                                ----------------       ---------------       -----------------

Balances, December 31, 1997...............................                    17               153,638               (326,691)

    Net loss..............................................                     -                     -                 (5,661)
                                                                ----------------       ---------------       -----------------

Balances, December 31, 1998...............................                    17               153,638               (332,352)

    Net loss..............................................                     -                     -                   (339)
                                                                ----------------       ---------------       -----------------

Balances, December 31, 1999...............................      $             17       $       153,638       $       (332,691)
                                                                ================       ===============       =================


   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS




                                                                              Year ended December 31,
                                                                   --------------------------------------------
                                                                       1999              1998            1997
                                                                   -------------    --------------     --------

                                                                                 (dollars in thousands)

OPERATING ACTIVITIES

Net loss........................................................   $        (339)    $    (5,661)      $      (5,381)

Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Provision for uncollectible interest......................              35               -                   -
      Gain on sale of subsidiary................................               -               -                (146)
      Gain on sale of real estate assets........................               -            (135)             (6,631)
      Equity income from real estate partnership................               -               -                 (60)
      Decrease (increase) in other assets.......................               -             (34)                 74
      Increase (decrease) in other liabilities..................             136             (62)                 10
      Increase in interest payable..............................             109           5,594              11,840
                                                                   -------------     ------------     ---------------


Net cash used in operating activities...........................             (59)           (298)               (294)
                                                                   --------------   -------------    ----------------


INVESTING ACTIVITIES

Proceeds from sale of subsidiary................................               -               -                  50
Proceeds from sale of real estate assets........................               -           1,035                   -
Investment in real estate and mortgage loans....................               -               -                (745)
                                                                   -------------    ------------       --------------

Net cash provided by (used in) investing activities.............               -           1,035                (695)
                                                                   -------------    ------------       --------------

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (continued)



                                                                                  Year ended December 31,
                                                                   --------------------------------------------
                                                                       1999               1998           1997
                                                                   -------------    --------------     --------

                                                                                 (dollars in thousands)

FINANCING ACTIVITIES

Funds borrowed   ...............................................               -               -                 802
Repayment of borrowed funds.....................................               -            (660)                  -
                                                                   -------------     ------------      -------------

Net cash provided by (used in) financing activities.............               -            (660)                802
                                                                   -------------     ------------      -------------

Net (decrease) increase in cash.................................             (59)             77                (187)

Cash, beginning of year.........................................             100              23                 210
                                                                   -------------     -----------       -------------

Cash, end of year...............................................   $          41     $       100       $          23
                                                                   =============     ===========       =============


SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION

Cash paid during the year for:

      Interest..................................................   $           -     $         -       $         579
      Income taxes..............................................               2              22                  16

Noncash investing and financing activities:

      Assets sold...............................................   $           -    $          -       $      22,989
      Liabilities sold..........................................               -               -              13,210
      Debt repurchased..........................................               -               -              16,506


   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - LIQUIDITY AND GOING CONCERN
------------------------------------

         At December 31, 1999, Lincorp Holdings, Inc. (the "Company") had approximately $175.8 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

         During 1998 and 1999, Unicorp agreed to waive substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue for the period July 1, 1998 through December 31, 1999. For the twelve months ended December 31, 1999 the interest waived was approximately $10.9 million and for the six months ended December 31, 1998 the interest waived was approximately $5.6 million.

         The Company's sources of funds during the year ended December 31, 1999, and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless Unicorp continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

NOTE 2 - REAL ESTATE OPERATIONS
-------------------------------

         During the fourth quarter of 1997, the Company made a $0.6 million secured first mortgage loan to Republic Development Co. (the "Republic Mortgage Loan") for the purpose of developing a commercial real estate property. This loan was scheduled to mature May 19, 1998. To finance this loan, the Company borrowed funds from Unicorp. The Unicorp borrowing was in the form of a $602,000 discounted note (the "Unicorp Republic Note") which matured on May 19, 1998 in the amount of $620,000 and was secured by the Republic Mortgage Loan.

         The Republic Mortgage Loan was not repaid on May 19, 1998 and in November 1999, the Company foreclosed on the Republic Mortgage Loan and took possession of the land. The Company believes the land is recorded at fair market value which is approximately the value of the original loan. The Unicorp Republic Note, which matured on May 19, 1998, was not repaid by the Company as its payment is dependent upon collecting the Republic Mortgage Loan. Unicorp has agreed to defer the collection of its note until the land is sold.

         On December 16, 1998, the Company sold its limited partnership interest in the Cambridge Park Partnership (the "Partnership") for $1,035,000 cash plus an interest free $247,500 promissory note (the "Note") payable within three years of closing. The Note can be prepaid by the purchaser at various discounted values if the total Note is prepaid within two years. The discounts range from 10% to 20% depending upon how soon the

                             LINCORP HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


prepayment is made. The Company's investment in the Partnership was $900,000. The Company did not record the value of the Note at the time of sale and will record it as income when the Note is collected. Therefore, the gain recorded on this transaction in 1998 was $135,000.

         During the third quarter of 1997, the Company sold its interest in the Colorado State Bank Building (the "CSBB") to one of the other owners of CSBB (the "Purchaser") in exchange for $16.5 million of the Company's outstanding debt ($12.6 million in principal and $3.9 million in accrued interest) which the Purchaser acquired from Unicorp. As of the date of sale, the Company's recorded net book value for the CSBB was $9.9 million and therefore the gain on the sale was approximately $6.6 million.

         During the second quarter of 1997, the Company sold its wholly-owned subsidiary, DB Holdings, Inc. ("DBH") for $50,000. At the time of sale, DBH's liabilities exceeded its assets by approximately $96,000, resulting in a gain on the sale of approximately $146,000.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

INVESTMENTS IN MORTGAGE LOANS AND REAL ESTATE

         Investments in mortgage loans and real estate are carried at cost.

                             LINCORP HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - OTHER BORROWED FUNDS


         The Company's other borrowed funds are as follows:

                                                                                  December 31,
                                                                       -----------------------
                                                                          1999                     1998
                                                                       -----------              -------
                                                                             (dollars in thousands)

Principal

Senior secured revolving credit facility (a)...................        $    10,261            $    10,261
Subordinated term loan (b).....................................             65,000                 65,000
Junior line of credit (c)......................................             20,494                 20,494
MSLL Note (d)..................................................              1,399                  1,399
                                                                       -----------            -----------
                                                                            97,154                 97,154
Accrued interest...............................................             78,054                 77,945
                                                                       -----------            -----------
                                                                       $   175,208            $   175,099
                                                                       ===========            ===========

 (a) This debt facility, which is held by Unicorp, expired in August 1991 and the Company has made no interest payments on this facility since its expiration.

(b) This $65 million facility with Unicorp matured in August 1997, and calls for interest-only payments at a fixed rate of 11.4 %, payable semi-annually. The Company may prepay the loan at any time in whole or in amounts aggregating $1 million or any larger multiple of $1 million. The term loan includes convenants, among others, that require the maintenance of a minimum level of tangible net worth and limit aggregate levels of additional indebtedness. As a result of the losses incurred by the Company, it was not in compliance with the above covenants and it has not paid its semi-annual interest payment since August 1991.

(c) In November 1989, the Company entered into an agreement with Unicorp that provided the Company with a line of credit in the aggregate amount of $30 million (amended to $25 million on July 25,1990) due on demand with an interest rate of prime plus 3.5% and a standby fee of one quarter of one percent of the unused portion of the commitment.

(d) This note with Unicorp matures June 30, 2005, and has an interest rate of 6.38%.

      During 1999, the weighted average amount of total principal debt outstanding was $97.2 million (1998 - $98.4 million). The weighted average interest cost of these funds during 1998 was 5.68 %. There is no weighted average interest cost for 1999 and the 1998 average interest cost was low both due to the Unicorp partial waiver of interest discussed in Note 1. The maximum amount of borrowed principal funds outstanding at any one time during 1999 and 1998 was approximately $97.2 million and $98.4 million, respectively.

      SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires entities to disclose the fair value of on and off-balance sheet financial instruments. In view of the financial position of the Company at December 31, 1999, management has determined it is not practicable to estimate the fair value of debt and other borrowed funds.

NOTE 5 - INCOME TAXES
---------------------

         Set forth below is an analysis of the Company's provision (refund) for income taxes for the years ended December 31, 1999, 1998 and 1997.

                                                                         1999         1998         1997
                                                                       ---------    ---------    ------
                                                                             (dollars in thousands)

Current provision (refund):
     State and local income taxes..............................        $      (4)   $      22    $      16
                                                                       ==========   =========    =========


         A reconciliation of the total provision (benefit) for income taxes to amounts computed by applying the federal tax rate to the net loss is as follows:

                                                                         1999         1998         1997
                                                                       ---------    ---------    ------
                                                                             (dollars in thousands)

Computed at statutory rate.....................................        $    (117)   $  (1,917)   $  (1,824)
State and local income taxes (benefit).........................               (3)          14           11
Effect of no benefit recognized for net operating losses.......              116        1,925        1,829
                                                                       ---------    ---------    ---------
Provision (refund) for income taxes............................        $      (4)   $      22    $      16
                                                                       ==========   =========    =========

         The accompanying balance sheets reflect no deferred tax assets or liabilities as of December 31, 1999 and 1998.

         As part of the sale of Lincoln, the Company's debt previously owed to the National Bank of Canada ("NBC") of approximately $77 million plus accrued and unpaid interest was transferred to Unicorp. The debt acquired from NBC by Unicorp was acquired at a cost of $4.7 million. As a result of the transfer of the debt to an affiliate of the Company, the amount of debt transferred which is in excess of the face amount is, for federal and state income tax purposes, considered forgiveness of debt of the Company and therefore is required to be included as taxable income by the Company. The Company will not have to pay federal or state taxes on this income because of its insolvency pursuant to Internal Revenue Service Code Section 108 (Discharge of

Indebtedness). However, tax attributes of the Company (net operating loss carry forwards, capital losses and built-in losses) will be reduced to the extent of the forgiveness of indebtedness. Additionally, for federal tax purposes, the Company may realize a bad debt loss of approximately $85 million, as well as certain as yet undetermined and unrealized potential capital losses. The Company has fully reserved any deferred tax benefit associated with the net operating loss carryforwards.

NOTE 6 - LEGAL PROCEEDINGS
--------------------------

         (A) Joseph Frazier ("Frazier") has instituted three lawsuits in which Lincorp Holdings, Inc., the Company's predecessors in interest, Greit Realty Trust Company and Unicorp America Corporation (collectively the "Company"), and other parties were named as defendants. All three actions arose from a series of real estate-related transactions which began in 1978 with respect to property in Bucks County, PA (the "Bucks Property"). More specifically, Frazier's partnership used a mortgage as a vehicle pursuant to which Greit paid the partnership $400,000 contemporaneously with entering into the agreement and gave the partnership a Promissory Note in the amount of $850,000 which further provided for nineteen annual payments of $10,000 each and a final installment of $660,000. In return, the partnership assigned its rights in an Agreement of Sale for the Bucks Property to Greit. The Company has not made any payment to the partnership since 1992 and has a $730,000 unsecured liability recorded in its financial statements.

         In 1993, Frazier instituted an action in the Court of Common Pleas of Philadelphia County asserting claims against the Company for fraud and breach of contract, i.e., the failure to make certain payments due and owing to Frazier and/or a general partnership in which he had an interest in connection with a mortgage granted to Frazier's partnership by Greit. In 1997, Frazier instituted a second action in the Court of Common Pleas of Philadelphia County alleging fraudulent conveyancing of the Bucks Property by five separate parties, including the Company. These actions have been consolidated with Frazier v. Estate of Wright, an action previously filed in the Court of Common Pleas of Philadelphia County by Frazier against his late partner and attorney, Bruce Wright, alleging legal malpractice. The two actions against the Company were dismissed for failure to join an indispensable party. The appellate court squashed Frazier's appeal of that dismissal as premature until judgment is entered in the Frazier v. Estate of Wright case.

         In 1998, Frazier instituted an action in the Court of Common Pleas of Bucks County, PA asserting vague claims arising from the conveyance of the Bucks Property. Frazier has asserted claims against the Company and numerous other parties, including approximately 475 homeowners who currently reside on the Bucks Property. Frazier sought to eject the homeowners from their homes and regain possession of the Bucks Property. The Court has dismissed claims against the home-owners. Frazier still seeks damages of $84 million from the Company and from other defendants. The Company is vigorously defending the claims that have been asserted in the Bucks County action.

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

27                Financial Data Schedule