Form 10-Q
period 2000-03-31
LINCORP HOLDINGS INC
filed 2000-05-15
CIK 202172

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q


         Quarterly Report Under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

 For Quarter Ended March 31, 2000                   Commission File No. 1-8249
                   --------------                                       ------


                             LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               DELAWARE                            23-2161279
    -------------------------------     -------------------------------
    (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
    Incorporation or Organization)


      3900 Park Ave., Suite 102
              Edison, NJ                             08820
    -------------------------------     -------------------------------
    (Address of Principal Executive                (Zip Code)
    Offices)


    Registrant's Telephone Number,
    Including Area Code:                        (732) 494-9455
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

         1,730,559 Shares of Common Stock Outstanding at May 5, 2000

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

                              LINCORP HOLDINGS, INC.
                                  BALANCE SHEETS

                                  (in thousands)

                                                         March 31      December 31,
                                                           2000           1999
                                                       -------------   ------------
                                                       (Unaudited)
ASSETS

Cash.................................................   $         -     $       41
Investment in real estate............................           611            611
                                                       -------------   ------------
                                                              $ 611          $ 652
                                                       =============   ============

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
     Debt secured by real estate,
         including accrued interest..................   $       620     $      620
     Other borrowed funds, including accrued
         interest....................................       175,235        175,208
     Other liabilities...............................         3,840          3,860
                                                       -------------   ------------
                                                            179,695        179,688
                                                       -------------   ------------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding..............             -              -
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding..............             -              -
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding.......            17             17
    Capital contributed in excess of par value.......       153,638        153,638
    Accumulated deficit..............................      (332,739)      (332,691)
                                                       -------------   ------------
                                                           (179,084)      (179,036)
                                                       -------------   ------------
                                                        $       611     $      652
                                                       =============   ============

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                    Unaudited

                                                           Three Months
                                                         Ended March 31,
                                                       --------------------
                                                         2000       1999
                                                       ---------  ---------

Expenses:
   Interest expense..................................        27         28
   General and administrative expenses...............        21         59
                                                       ---------  ---------
          Total expenses.............................        48         87
                                                       ---------  ---------

Loss before income taxes.............................       (48)       (87)

Income taxes.........................................         -          2

                                                       ---------  ---------
Net loss.............................................   $   (48)   $   (89)
                                                       =========  =========

Basic loss per share of Common Stock outstanding.....   $ (0.03)   $ (0.05)
                                                       =========  =========

Weighted average shares of Common Stock outstanding..     1,731      1,731
                                                       =========  =========



   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                    Unaudited


                                                           Three Months
                                                         Ended March 31,
                                                       --------------------
                                                         2000       1999
                                                       ---------  ---------

OPERATING ACTIVITIES
Net loss.............................................   $   (48)   $   (89)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Increase in accrued interest payable........       27         28
          Decrease in other liabilities...............      (20)        (6)
                                                       ---------  ---------

Net cash used in operating activities.................      (41)       (67)

Cash, beginning of period.............................       41        100
                                                       ---------  ---------

Cash, end of period...................................  $     -    $    33
                                                       =========  =========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:

           Interest...................................  $     -    $     -
                                                       =========  =========
           Income taxes...............................  $     -    $     2
                                                       =========  =========


   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - LIQUIDITY AND GOING CONCERN

At March 31, 2000 Lincorp Holdings, Inc. (the "Company") had approximately $175.9 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

During 1998, 1999 and 2000 Unicorp agreed to waive substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue for the period July 1, 1998 through March 31, 2000 For the six months ended December 31, 1998, the twelve months ended December 31, 1999, and the three months ended March 31, 2000 the interest waived was approximately $5.6, $10.9 and $2.7 million respectively.

The Company's sources of funds during the period ended March 31, 2000 and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless Unicorp continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND GOING CONCERN

At March 31, 2000 Lincorp Holdings, Inc. (the "Company") had approximately $175.9 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

During 1998, 1999 and 2000 Unicorp agreed to waive substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue for the period July 1, 1998 through March 31, 2000 For the six months ended December 31, 1998, the twelve months ended December 31, 1999, and the three months ended March 31, 2000 the interest waived was approximately $5.6, $10.9 and $2.7 million respectively.

The Company's sources of funds during the period ended March 31, 2000 and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless Unicorp continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to the Three Month Ended March 31,
1999

For the three months ended March 31, 2000 the Company had a net loss of $48 thousand compared to a $89 thousand net loss for the three months ended March 31, 1999.

FINANCIAL POSITION

Material Changes Since December 31, 1999

     There was no significant change in the Company's financial position since December 31, 1999.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

          There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

          Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      (a) At March 31, 2000 Lincorp Holdings, Inc. (the "Company") had approximately $175.9 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

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





                                                    LINCORP HOLDINGS, INC.


Dated:  May 11, 2000                                /s/ Jack R. Sauer
                                                    -------------------------
                                                        Jack R. Sauer
                                                        President