Form 10-Q
period 2000-09-30
LINCORP HOLDINGS INC
filed 2000-11-02
CIK 202172

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q
                                   ---------

          Quarterly Report Under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

   For Quarter Ended SEPTEMBER 30, 2000, Commission File No. 1-8249


                             LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                 23-2161279
   -------------------------------       ---------------------------------------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
   Incorporation or Organization)


     3900 Park Ave., Suite 102
            Edison, NJ                                  08820
   -------------------------------        --------------------------------------
   (Address of Principal Executive                    (Zip Code)
   Offices)


   Registrant's Telephone Number,                  (732) 494-9455
   Including Area Code:                   --------------------------------------


--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X                       No
                            ---                         ---

Indicate the number of shares outstanding or each of the issuer's classes of common stock, as of the latest practicable date.

        1,730,559 Shares of Common Stock Outstanding at October 24, 2000
        ----------------------------------------------------------------

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

                             LINCORP HOLDINGS, INC.
                                 BALANCE SHEETS

                                 (IN THOUSANDS)


                                                      September 30, December 31,
                                                          2000         1999
                                                       ------------ -----------
                                                       (Unaudited)

ASSETS

Cash .................................................   $       3    $      41
Investment in real estate ............................         611          611
                                                         ---------    ---------
                                                         $     614    $     652
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
   Debt secured by real estate,
     including accrued interest ......................   $     620    $     620
   Other borrowed funds, including accrued interest ..     175,289      175,208
   Other liabilities .................................       3,900        3,860
                                                         ---------    ---------
                                                           179,809      179,688
                                                         ---------    ---------

Commitments and contingent liabilities

Stockholders' deficit:
   Preferred stock, Series A;
     200 shares authorized;
     no shares issued and outstanding ................          --           --
   Preferred stock, $.01 par value;
     10,000 shares authorized;
     no shares issued and outstanding ................          --           --
   Common stock, $.01 par value;
     1,990,000 shares authorized;
     1,730,559 shares issued and outstanding .........          17           17
   Capital contributed in excess of par value ........     153,638      153,638
   Accumulated deficit ...............................    (332,850)    (332,691)
                                                         ---------    ---------
                                                          (179,195)    (179,036)
                                                         ---------    ---------
                                                         $     614    $     652
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    UNAUDITED

                                                          Three Months            Nine Months
                                                       Ended September 30,     Ended September 30,
                                                      ---------------------    ------------------
                                                        2000          1999       2000      1999
                                                      -------       -------    -------    -------
Expenses:
   Interest expense ...............................        42            28         96         82
   General and administrative expenses ............        11            64         63        200
                                                      -------       -------    -------    -------
          Total expenses ..........................        53            92        159        282
                                                      -------       -------    -------    -------

Loss before income taxes ..........................       (53)          (92)      (159)      (282)

Income taxes (refund) .............................        --            (6)        --         (4)

                                                      -------       -------    -------    -------
Net loss ..........................................   $   (53)      $   (86)   $  (159)   $  (278)
                                                      =======       =======    =======    =======

Basic loss per share of Common Stock outstanding ..   $ (0.03)      $ (0.05)   $ (0.09)   $ (0.16)
                                                      =======       =======    =======    =======

Weighted average shares of Common Stock outstanding     1,731         1,731      1,731      1,731
                                                      =======       =======    =======    =======



   The accompanying notes are an integral part of these financial statements.

                      LINCORP HOLDINGS, INC.
                     STATEMENTS OF CASH FLOWS

                         (IN THOUSANDS)

                            UNAUDITED


                                                          Three Months             Nine Months
                                                       Ended September 30,     Ended September 30,
                                                       ------------------      -------------------
                                                        2000        1999        2000       1999
                                                       ------      ------      ------      ------

OPERATING ACTIVITIES
Net loss ..........................................     $  (53)     $  (86)    $  (159)    $  (278)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
     Decrease in other assets .....................         --          --          --          35
     Increase in accrued interest payable .........         27          28          81          82
     Increase in other liabilities ................         29          47          40          67
                                                        ------      ------      ------      ------
Net cash provided by (used in) operating activities          3         (11)        (38)        (94)

Cash, beginning of period .........................         --          17          41         100
                                                        ------      ------      ------      ------

Cash, end of period ...............................     $    3      $    6      $    3      $    6
                                                        ======      ======      ======      ======
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
      Interest ....................................     $   --      $   --      $   --      $   --
                                                        ======      ======      ======      ======
      Income taxes ................................     $   --      $   --      $   --      $    2
                                                        ======      ======      ======      ======




   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - LIQUIDITY AND GOING CONCERN

At September 30, 2000 Lincorp Holdings, Inc. (the "Company") had approximately $175.9 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

Unicorp has waived substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue for the period July 1, 1998 through September 30, 2000 For the six months ended December 31, 1998, the twelve months ended December 31, 1999, and the nine months ended September 30, 2000 the interest waived was approximately $5.6, $10.9 and $8.1 million, respectively.

The Company's sources of funds during the period ended September 30, 2000 and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless Unicorp continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

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


The Republic Mortgage Loan was not repaid on May 19, 1998 and in November 1999, the Company foreclosed on the Republic Mortgage Loan and took possession of the land. The Company is currently reviewing its options with respect to the land and has retained an appraisal firm to establish valuation models for the land. The Unicorp Republic Note, which matured on May 19, 1998, was not repaid by the Company as its payment is dependent upon collecting the Republic Mortgage Loan. Unicorp has agreed to defer the collection of its note until the land is sold.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND GOING CONCERN

At September 30, 2000 Lincorp Holdings, Inc. (the "Company") had approximately $175.9 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

Unicorp has waived substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue for the period July 1, 1998 through September 30, 2000 For the six months ended December 31, 1998, the twelve months ended December 31, 1999, and the nine months ended September 30, 2000 the interest waived was approximately $5.6, $10.9 and $8.1 million, respectively.

The Company's sources of funds during the period ended September 30, 2000 and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless Unicorp continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

For the nine months ended September 30, 2000 the Company had a net loss of $159 thousand compared to a $278 thousand net loss for the nine months ended September 30, 1999.

FINANCIAL POSITION

MATERIAL CHANGES SINCE DECEMBER 31, 1999

There was no significant change in the Company's financial position since December 31, 1999.

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

          Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      (a) At September 30, 2000 Lincorp Holdings, Inc. (the "Company") had approximately $175.9 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

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





                                                     LINCORP HOLDINGS, INC.



Dated:  November 2, 2000                             /s/ Jack R. Sauer
                                                     --------------------------
                                                         Jack R. Sauer
                                                         President