Form 10-K
period 2000-12-31
LINCORP HOLDINGS INC
filed 2001-04-02
CIK 202172

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

/ X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934    [FEE REQUIRED]
For the fiscal year ended DECEMBER 31, 2000


                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934    [NO FEE REQUIRED]
For the transition period from                         to
                              -----------------------      ---------------------


                          Commission file number 1-8547

                             LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                        23-2161279
-----------------------------                    --------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)


    3900 Park Ave., Suite 102
    Edison, NJ                                                08820
    --------------------------                   -------------------------------
   (Address of Principal Executive                        (Zip Code)
    Offices)

    Registrant's Telephone Number,
          Including Area Code:                           (732) 494-9455
    ------------------------------               -------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange On Which Registered
-------------------                    -----------------------------------------
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

                  Yes [X]                    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company's common stock, which is traded over the counter, had no identifiable transactions during 2000 and through February 16, 2001. Based on the last identifiable common stock transaction, the aggregate market value of the Company's common stock held by non-affiliates of the registrant would be an indeterminate nominal amount. On February 16, 2001, there were 1,730,559 shares of registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      See Item 14 (c) for a listing of exhibits incorporated by reference.

                                     PART I

ITEMS  1 AND 2.                  BUSINESS AND PROPERTIES

RECENT DEVELOPMENTS

         At December 31, 2000, Lincorp Holdings, Inc. (the "Company") had approximately $175.9 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets. See Note 4 to the Company's Financial Statements.

         During 2000, Unicorp agreed to waive substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue for the twelve months ended December 31, 2000, which was approximately $10.9 million.

         The Company's sources of funds during the year ended December 31, 2000, and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless Unicorp continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern. As of December 31, 2000, the Company's stockholders' deficit was $179.5 million.

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

         The Republic Mortgage Loan was not repaid on May 19, 1998 and in November 1999, the Company foreclosed on the Republic Mortgage Loan and took possession of the land. As of December 31, 2000, the Company reduced the carrying value of the land to $300,000 which it believes is the current fair market value of the land. The Unicorp Republic Note, which matured on May 19, 1998, was not repaid by the Company as its payment was dependent upon collecting the Republic Mortgage Loan. Unicorp has agreed to defer the collection of its note until the land is sold.

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

         In 1993, Frazier instituted an action in the Court of Common Pleas of Philadelphia County asserting claims against the Company for fraud and breach of contract, i.e., the failure to make certain payments due and owing to Frazier and/or a general partnership in which he had an interest in connection with a mortgage granted to Frazier's partnership by Greit. In 1997, Frazier instituted a second action in the Court of Common Pleas of Philadelphia County alleging fraudulent conveyancing of the Bucks Property by five separate parties, including the Company. These actions have been consolidated with FRAZIER V. ESTATE OF WRIGHT, an action previously filed in the Court of Common Pleas of Philadelphia County by Frazier against his late partner and attorney, Bruce Wright, alleging legal malpractice. The two actions against the Company were dismissed for failure to join an indispensable party. The appellate court denied Frazier's appeal of that dismissal as premature until judgment is entered in the FRAZIER V. ESTATE OF WRIGHT case.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                            Not Applicable.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded over the counter. During 2000, there were no identifiable stock transactions.

         On February 16, 2001, there were approximately 765 stockholders of record of the Company's Common Stock. There were no dividends paid on the Company's Common Stock in 2000 and 1999.

ITEM 6.     SELECTED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                         2000          1999          1998          1997            1996
                                                     ----------    -----------    ----------    -----------    ----------
                                                                             (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA
Interest income...................................   $       --    $       --     $       34    $       19   $        23
Interest expense..................................         (128)         (109)        (5,595)      (12,418)      (13,720)
Rental income.....................................           --            --             --           357         1,169
Gain on sale of real estate assets................           --            --            135         6,631         1,033
Other income......................................           83             3             --           236           479
Other expense.....................................         (401)         (237)          (213)         (190)         (160)
                                                     ----------    ----------     ----------    ----------   -----------
Loss before income taxes..........................         (446)         (343)        (5,639)       (5,365)      (11,176)
Provision for (refund of) income taxes............          (11)           (4)            22            16            17
                                                     ----------    ----------     ----------    ----------   -----------
Net loss..........................................   $     (435)   $     (339)    $   (5,661)   $   (5,381)  $   (11,193)
                                                     ==========    ==========     ==========    ==========   ===========

                                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------------
                                                          2000            1999             1998             1997           1996
                                                     -------------    -------------    -------------    -------------    ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA

Per share amounts
Basic loss per share of common stock
     outstanding .................................   $       (0.25)   $       (0.20)   $       (3.27)   $       (3.11)   $   (6.47)
                                                     =============    =============    =============    =============    =========

Weighted average shares of common stock
     outstanding .................................           1,731            1,731            1,731            1,731        1,731
                                                     =============    =============    =============    =============    =========

BALANCE SHEET DATA

Total assets .....................................   $         370    $         652    $         746    $       1,535    $  23,978
                                                     =============    =============    =============    =============    =========

Other borrowed funds, excluding accrued interest..   $      97,154    $      97,154    $      97,154    $      97,814    $ 106,614
                                                     =============    =============    =============    =============    =========

Total stockholders' deficit ......................   $    (179,471)   $    (179,036)   $    (178,697)   $    (173,036)   $(167,655)
                                                     =============    =============    =============    =============    =========


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND GOING CONCERN

         At December 31, 2000, the Company had approximately $175.9 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets. See Note 4 to the Company's Financial Statements.

         During 2000, Unicorp agreed to waive substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue for the twelve months ended December 31, 2000, which was approximately $10.9 million.

         The Company's sources of funds during the year ended December 31, 2000, and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless Unicorp continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern. As of December 31, 2000, the Company's stockholders' deficit was $179.5 million.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

         For the year ended December 31, 2000, the Company had a net loss of $0.4 million compared to a net loss of $0.3 million for the year ended December 31, 1999.

1999 COMPARED TO 1998

         For the year ended December 31, 1999, the Company had a net loss of $0.3 million compared to a net loss of $5.7 million for the year ended December 31, 1998. Excluding the impact of the gain on the sale of a real estate asset of $.1 million in 1998 and the $5.5 million of interest not waived by Unicorp in 1998, the comparative net loss for 1998 was $0.3 million.

         Interest expense decreased $5.5 million primarily because Unicorp agreed to waive substantially all interest owing by the Company on it's Indebtedness to Unicorp that would otherwise accrue starting July 1, 1998. As such, 1998 excludes six months of such interest while 1999 excludes twelve months of interest.

FINANCIAL POSITION

MATERIAL CHANGES SINCE DECEMBER 31, 1999

         As of December 31, 2000, the Company reduced its carrying value of its real estate investment by $311,000, to $300,000, which it believes is it's current fair market value.

         There were no other significant changes in the Company's financial position since December 31, 1999.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements of the Company are set forth in Part IV on pages F-1 to F-10 and incorporated herein by reference. See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for a complete list of Financial Statements and Financial Statement Schedules.

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

         The following table sets forth certain information with respect to each director and executive officer of the Company on March 23, 2001.

                                                          Service with
Name             Age       Position with Company          Company from
----             ---       ---------------------          ------------

George S. Mann    68       Chairman of the Board (1)           1981

Ian G. Cockwell   53       Director (2)                        1994

Ralph V. Marra    63       Director (1)                        1994

Jack R. Sauer     48       President                           1996

Gordon Flatt      38       Vice President and                  1998
                           Chief Financial Officer (2)



----------
(1)      Member of the Executive Committee.
(2)      Member of the Audit Committee.

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

         Ralph V. Marra has been Corporate Controller for SSR Realty Advisors, Inc. since April 1998. Prior to that he was Director of Planning with New Plan Reality Inc. from December 1997. From October 1994 through December 1997 he was the Senior Managing Director of Grubb and Ellis Inc.

         Jack R. Sauer has been the President of the Company since August, 1996. He is also the Vice President and Director of the Catalyst Group, Inc. since February, 1990.

         Gordon Flatt was President of Unicorp until April 3, 2000. Prior to that he was the Chief Operating Officer of Unicorp since September 1997. He has been the Vice President and Chief Financial Officer of the Company since December 1998.

         William Kirschenbaum resigned as a Director on November 8, 2000.

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

DIRECTORS REMUNERATION

         Directors of the Company receive a fee of $600 for actual attendance at each directors' or committee meeting. Where meetings of the Board or committees thereof are held by telephone conference, directors receive a fee of $150. Fees paid to all directors for attendance at the Board and committee meetings during the year ended December 31, 2000, totaled $1,950.

DIRECTORS MEETING AND COMMITTEES

         The Board of Directors of the Company held 4 meetings during the year ended December 31, 2000. During the year, one of the directors attended 100% of the meetings and three directors attended 75% of the meetings.

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

         The only Committee which held a meeting during the year ended December 31, 2000, was the Audit Committee which held one meeting.

ITEM 11.     EXECUTIVE COMPENSATION

         No executive officer of the Company, received any compensation for their services during any of the years ended December 31, 2000, 1999 or 1998.

         No compensation committee report or performance graph is included herein because none of the executive officers draws any salary from the Company.

ITEM 12. SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND OFFICERS AND OTHER PRINCIPAL HOLDERS OF THE COMPANY'S VOTING SECURITIES

         The table below sets forth information concerning the shares of the Common Stock beneficially owned by the individual directors, all directors and officers of the Company as a group without naming them and each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of February 16, 2001. The address of each of the directors is c/o Lincorp Holdings, Inc., 3900 Park Ave., Suite 102, Edison, NJ 08820. The address of Unicorp is 67 Yonge Street Suite 1101 Toronto, Ontario, Canada M5E1J8.

                                     Shares of
                                   Common Stock
                                   Beneficially
      Name of                       Owned as of             Percent of
 Beneficial Owner                February 16, 2001             Class
 ----------------           --------------------------      ------------

Unicorp Inc. (1)                      1,286,886                  74.3%

Ian G. Cockwell (1)                   1,286,886                  74.3%

All officers and directors            1,286,886                  74.3%
as a group (1)



-----------

(1) The stockholdings indicated for Mr. Cockwell are all owned directly by Unicorp. Mr. Cockwell disclaim beneficial ownership of all such shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See Items 1 and 2 - Real Estate and Mortgage Loan Transactions.

                                     PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            PAGE
(a) (1)  Financial Statements
         Independent Auditors' Report ....................................   F-1

         Balance Sheets as of
           December 31, 2000 and 1999 ....................................   F-2

         Statements of Operations for the years ended
           December 31, 2000, 1999, and 1998 .............................   F-3

         Statements of Changes in Stockholders' Deficit
           years ended December 31, 2000, 1999, and 1998 .................   F-4

         Statements of Cash Flows years ended
           December 31, 2000, 1999 and 1998 ..............................   F-5

         Notes to Financial Statements ...................................   F-6

   (2)All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(b) Reports on Form 8-K

           None.

(c) Exhibits

                                                                           PAGE

3.1      Restated Certificate of Incorporation of the                        *
         Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Annual
         Report on Form 10-K for the year ended December 31,
         1987).

3.2      By-Laws of the Company as amended to date                           *
         (incorporated

                                       -13
         by reference to Exhibit 3.2 to the Company's Annual
         Report Form 10-K for the year ended December 31,
         1986).

10.01    Subscription and Purchase Agreement dated December                  *
         31, 1987, between the Company and Unicorp
         (incorporated by reference to Exhibit 2.2 to the Company's Current Report Form 8-K dated January 14,
         1988).

10.02    Letter Agreement re: Line of Credit dated November                  *
         30, 1989, between Unicorp and the Company
         (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

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

10.05    Letter Agreement re: Operating Deficit Loan                         *
         Agreement dated February 13, 1990, between the
         Company and Coscan Inc. (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1989).

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

10.09    Agreement of Limited Partnership of Coscan                          *
         Commercial, dated as of July 23, 1990
         (incorporated by reference to Exhibit 28.3 to the Company's Report on Form 8-K dated August 13,
         1990).

10.10    Agreement of Limited Partnership of Coscan                          *
         Commercial, dated as of July 23, 1990
         (incorporated by reference to Exhibit 28.3 to the Company's Report on Form 8-K dated August 13,
         1990).

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

10.14    Letter Agreement, dated July 25, 1990, between                      *
         Unicorp and the Company regarding the revolving line of credit from UCC to the Company
         (incorporated by reference to Exhibit 28.8 to the Company's Report on Form 8-K dated August 13,
         1990).

10.15    Securities Pledge Agreement, dated as of July 25,                   *
         1990, by the Company in favor of Unicorp
         (incorporated by reference to Exhibit 28.8 to the Company's Report on Form 8-K dated August 13,
         1990).

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

10.18    Security Agreement, dated as of July 25, 1990, by                   *
         the Company in favor of Unicorp (incorporated by reference to Exhibit 28.12 to the Company's Report on Form 8-K dated August 13, 1990).

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

10.21    Consent Agreement dated March 4, 1994, among                        *
         Unicorp, Union Holdings, Inc., Lincorp, Inc., the
         Company, Hees International Bancorp, Inc., National
         Bank of Canada, Anthony M. Frank, as trustee, the
         Lincoln Savings Bank, FSB and Anchor Savings Bank
         FSB (incorporated by referenced to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

10.22    Loan Modification Agreement dated as of September                   *
         28, 1995, by and between Coscan, Inc. and the Company (incorporated by reference to Exhibit B to the Company's Report on Form 8-K dated September
         28, 1995).

10.23    Loan Modification Agreement dated as of September                   *
         28, 1995, by and between CCI and the Company
         (incorporated by reference to Exhibit C to the Company's Report on Form 8-K dated September 28,
         1995.)

10.24    Agreement dated as of September 5, 1995,by and                      *
         among CCI, the Company, Coscan Limited Partner
         Corporation, CCC, Coscan California Limited Partner
         Corporation and Coscan, Inc.

22       Subsidiaries of the Company.

------------
*     Incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Edison, New Jersey.

Dated:   March 23,  2001


                                        LINCORP HOLDINGS, INC.

                                        By:  /s/ JACK R. SAUER
                                           -----------------------
                                             Jack R. Sauer
                                             President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                           TITLE                                DATE

s/ GEORGE S. MANN              Chairman of the                   March 23, 2001
---------------------          Board of Directors
George S. Mann                 (Principal Executive Officer)

s/ JACK SAUER                  President                         March 23, 2001
---------------------
Jack Sauer

s/ IAN G. COCKWELL             Director                          March 23, 2001
---------------------
Ian G. Cockwell

s/ RALPH V. MARRA              Director                          March 23, 2001
---------------------
Ralph V. Marra

                          Independent Auditors' Report

The Board of Directors and Stockholders
Lincorp Holdings, Inc.:

We have audited the accompanying balance sheets of Lincorp Holdings, Inc. ("Company") as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincorp Holdings, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in default on several of its credit facilities and, at December 31, 2000, has $97.1 million of principal indebtedness, and $78.2 million of accrued and unpaid interest. In addition, the Company has a net capital deficiency of $179.5 million as of December 31, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    KPMG LLP

New York, New York
March 16, 2001

                             LINCORP HOLDINGS, INC.

                                 BALANCE SHEETS

                                                              December 31,
                                                      -----------------------
                                                          2000          1999
                                                      ---------     ---------
                                                      (dollars in thousands)
ASSETS

Cash................................................ $       70     $      41
Investment in real estate...........................        300           611
                                                     ----------     ---------
                                                     $      370     $     652
                                                     ==========     =========


LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
   Debt secured by real estate,
       including accrued interest................... $      620     $     620
   Other borrowed funds, including accrued interest.    175,317       175,208
   Other liabilities................................      3,904         3,860
                                                     ----------     ---------
                                                        179,841       179,688
                                                     ----------     ---------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding.............          -             -
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding.............          -             -
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding......         17            17
    Capital contributed in excess of par value......    153,638       153,638
    Accumulated deficit.............................   (333,126)     (332,691)
                                                     ----------     ---------
                                                       (179,471)     (179,036)
                                                     ----------     ---------
                                                     $      370     $     652
                                                     ==========     =========


   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000        1999      1998
                                                              -------    -------   --------
                                                                   (in thousands, except
                                                                     per share amounts)
Income:
      Interest income......................................   $    --    $    --    $    34
      Gain on sale of real estate assets ..................        --         --        135
      Other income ........................................        83          3         --
                                                              -------    -------    -------
           Total income ...................................        83          3        169
                                                              -------    -------    -------

Expense:
      Interest expense ....................................       128        109      5,595
      Write-down real estate asset ........................       311         --         --
      General and administrative expense ..................        90        237        213
                                                              -------    -------    -------
           Total expense ..................................       529        346      5,808
                                                              -------    -------    -------

Loss before income taxes ..................................      (446)      (343)    (5,639)

Provision for (refund of) income taxes ....................       (11)        (4)        22
                                                              -------    -------    -------

Net loss..................................................    $  (435)   $  (339)   $(5,661)
                                                              =======    =======    =======

Basic loss per share of common stock outstanding..........    $ (0.25)   $ (0.20)   $ (3.27)
                                                              =======    =======    =======

Weighted average shares of common stock outstanding .......     1,731      1,731      1,731
                                                              =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                       Capital
                                                     contributed
                                          Common       in excess     Accumulated
                                          Stock      of Par Value     Deficit
                                        ---------    ------------    ----------
                                                  (dollars in thousands)

Balances, December 31, 1997 ......      $      17      $ 153,638      $(326,691)
    Net loss .....................             --             --         (5,661)
                                        ---------      ---------      ---------

Balances, December 31, 1998 ......             17        153,638       (332,352)
    Net loss .....................             --             --           (339)
                                        ---------      ---------      ---------

Balances, December 31, 1999 ......             17        153,638       (332,691)
    Net loss .....................             --             --           (435)
                                        ---------      ---------      ---------

Balances, December 31, 2000 ......      $      17      $ 153,638      $(333,126)
                                        =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                      -----------------------------
                                                                                        2000       1999       1998
                                                                                      -------    -------    -------
                                                                                         (dollars in thousands)

OPERATING ACTIVITIES
Net loss ..........................................................................   $  (435)   $  (339)   $(5,661)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Provision for uncollectible interest ........................................        --         35         --
      Write-down real estate asset ................................................       311         --         --
      Gain on sale of real estate assets ..........................................        --         --       (135)
      Decrease (increase) in other assets .........................................        --         --        (34)
      Increase (decrease) in other liabilities ....................................        44        136        (62)
      Increase in interest payable ................................................       109        109      5,594
                                                                                      -------    -------    -------
      Net cash provided by (used in) operating activities .........................        29        (59)      (298)
                                                                                      -------    -------    -------

INVESTING ACTIVITIES
Proceeds from sale of real estate assets ..........................................        --         --      1,035
                                                                                      -------    -------    -------
      Net cash provided by investing activities ...................................        --         --      1,035
                                                                                      -------    -------    -------

FINANCING ACTIVITIES
Repayment of borrowed funds .......................................................        --         --       (660)
                                                                                      -------    -------    -------
      Net cash used in financing activities .......................................        --         --       (660)
                                                                                      -------    -------    -------

Net increase (decrease) in cash ...................................................        29        (59)        77

Cash, beginning of year ...........................................................        41        100         23
                                                                                      -------    -------    -------

Cash, end of year .................................................................   $    70    $    41    $   100
                                                                                      =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

      Income taxes ................................................................        --          2         22


   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND GOING CONCERN

         At December 31, 2000, Lincorp Holdings, Inc. (the "Company") had approximately $175.9 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

         During 1998, 1999 and 2000, Unicorp agreed to waive substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue for the period July 1, 1998 through December 31, 2000. For the twelve months ended December 31, 1999 and 2000 the interest waived was approximately $10.9 million per year. For the six months ended December 31, 1998, the interest waived was approximately $5.6 million.

         The Company's sources of funds during the year ended December 31, 2000, and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless Unicorp continues to defer realizing on the pledged collateral, the Company will be unable to continue as a going concern.

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

         The Republic Mortgage Loan was not repaid on May 19, 1998 and in November 1999, the Company foreclosed on the Republic Mortgage Loan and took possession of the land. As of December 31, 2000, the Company reduced the carrying value of the land by $311,000 to $300,000 which it believes is the current fair market value of the land. The Unicorp Republic Note, which matured on May 19, 1998, was not repaid by the Company as its payment was dependent upon collecting the Republic Mortgage Loan. Unicorp has agreed to defer the collection of its note until the land is sold.

         On December 16, 1998, the Company sold its limited partnership interest in the Cambridge Park Partnership (the "Partnership") for $1,035,000 cash plus an interest free $247,500 promissory note (the "Note") payable within three years of closing. The Company's investment in the Partnership was $900,000. The Company did not record the value of the Note at the time of the sale and will record it as income when the Note is collected. Therefore, the gain recorded on this transaction in 1998 was $135,000.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INVESTMENT IN REAL ESTATE

         The investment in real estate is carried at estimated fair market value.

NOTE 4 - OTHER BORROWED FUNDS

         The Company's other borrowed funds are as follows:

                                                             DECEMBER 31,
                                                     --------------------------
                                                        2000             1999
                                                     -----------      ---------
                                                       (dollars in thousands)
PRINCIPAL
Senior secured revolving credit facility (a).........$    10,261    $    10,261
Subordinated term loan (b)...........................     65,000         65,000
Junior line of credit (c)............................     20,494         20,494
MSLL Note (d)........................................      1,399          1,399
                                                     -----------    -----------
                                                          97,154         97,154
Accrued interest.....................................     78,163         78,054
                                                     -----------    -----------
                                                     $   175,317    $   175,208
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

      During 2000 and 1999, the weighted average amount of total principal debt outstanding was $97.2 million. There is no weighted average interest cost for 2000 and 1999 due to the Unicorp waiver of interest discussed in Note
      1. The maximum amount of borrowed principal funds outstanding at any one time during 2000 and 1999 was approximately $97.2 million.

      SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires entities to disclose the fair value of on and off-balance sheet financial instruments. In view of the financial position of the Company at December 31, 2000, management has determined it is not practicable to estimate the fair value of debt and other borrowed funds.

NOTE 5 - INCOME TAXES

         Set forth below is an analysis of the Company's provision (refund) for income taxes for the years ended December 31, 2000, 1999 and 1998.

                                                  2000        1999        1998
                                                ---------   ---------   --------
                                                     (dollars in thousands)
Current provision (refund):
     State and local income taxes............   $     (11)  $      (4)  $     22
                                                =========   =========   ========

         A reconciliation of the total provision (benefit) for income taxes to amounts computed by applying the federal tax rate to the net loss is as follows:

                                                            2000        1999       1998
                                                           -------    -------    -------
                                                               (dollars in thousands)
Computed at statutory rate .............................   $  (152)   $  (117)   $(1,917)
State and local income taxes (benefit) .................        (4)        (3)        14
Effect of no benefit recognized for net operating losses       145        116      1,925
                                                           -------    -------    -------
Provision (refund) for income taxes ....................   $   (11)   $    (4)   $    22
                                                           =======    =======    =======

         The accompanying balance sheets reflect no deferred tax assets or liabilities as of December 31, 2000 and 1999.

         As part of the sale of its subsidiary, the Lincoln Savings Bank in 1994, the Company's debt previously owed to the National Bank of Canada ("NBC") of approximately $77 million plus accrued and unpaid interest was transferred to Unicorp. The debt acquired from NBC by Unicorp was acquired at a cost of $4.7 million. As a result of the transfer of the debt to an affiliate of the Company, the amount of debt transferred which is in excess of the face amount is, for federal and state income tax purposes, considered forgiveness of debt of the Company and therefore is required to be included as taxable income by the Company. The Company will not have to pay federal or state taxes on this income because of its insolvency pursuant to Internal Revenue Service Code Section 108 (Discharge of Indebtedness). However, tax attributes of the Company (net operating loss carry forwards, capital losses and built-in losses) will be reduced to the extent of the forgiveness of indebtedness. Additionally, for federal tax purposes, the Company may realize a bad debt loss of approximately $85 million, as well as certain as yet undetermined and unrealized potential capital losses. The Company has fully reserved any deferred tax benefit associated with the net operating loss carryforwards.

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

22                Subsidiaries  of the Company