Form 10-Q
period 2001-03-31
LINCORP HOLDINGS INC
filed 2001-05-11
CIK 202172

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934



   For Quarter Ended MARCH 31, 2001            Commission File No. 1-8249
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


           1,730,559 SHARES OF COMMON STOCK OUTSTANDING AT MAY 4, 2001

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

                             LINCORP HOLDINGS, INC.
                                 BALANCE SHEETS

                                 (IN THOUSANDS)


                                                              March 31,    December 31,
                                                               2001           2000
                                                            -----------    ------------
                                                            (Unaudited)
ASSETS

Cash......................................................  $       57     $        70
Investment in real estate.................................         300             300
                                                            ----------     -----------
                                                            $      357     $       370
                                                            ==========     ===========

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
     Debt secured by real estate,
         including accrued interest.......................  $      620     $       620
     Other borrowed funds, including accrued interest.....     175,344         175,317
     Other liabilities....................................       3,908           3,904
                                                            ----------     -----------
                                                               179,872         179,841
                                                            ----------     -----------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding...................          --              --
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding...................          --              --
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding............          17              17
    Capital contributed in excess of par value............     153,638         153,638
    Accumulated deficit...................................    (333,170)       (333,126)
                                                            ----------     -----------
                                                              (179,515)       (179,471)
                                                            ----------     -----------
                                                            $      357     $       370
                                                            ==========     ===========

   The accompanying notes are an integral part of these financial statements.

                                       LINCORP HOLDINGS, INC.
                                      STATEMENTS OF OPERATIONS

                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             UNAUDITED

                                                                                Three Months
                                                                               Ended March 31,
                                                                         ----------------------------
                                                                            2001              2000
                                                                         ----------        ----------

Expenses:
   Interest expense.................................................     $       30        $       27
   General and administrative expenses..............................             14                21
                                                                         ----------        ----------
          Total expenses............................................             44                48
                                                                         ----------        ----------

Loss before income taxes............................................            (44)              (48)

Income taxes........................................................             --                --

                                                                         ----------        ----------
Net loss............................................................        $   (44)       $      (48)
                                                                         ==========        ==========

Basic loss per share of Common Stock outstanding....................        $ (0.03)       $    (0.03)
                                                                         ==========        =========

Weighted average shares of Common Stock outstanding.................          1,731             1,731
                                                                         ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                    UNAUDITED

                                                                       Three Months
                                                                      Ended March 31,
                                                                     ------------------
                                                                      2001       2000
                                                                     -------    -------
OPERATING ACTIVITIES
Net loss..........................................................   $   (44)   $   (48)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Increase in accrued interest payable....................        27         27
          Increase (decrease) in other liabilities................         4        (20)
                                                                     -------    -------

Net cash used in operating activities.............................       (13)       (41)

Cash, beginning of period.........................................        70         41
                                                                     -------    -------
Cash, end of period...............................................   $    57    $    --
                                                                     =======    =======

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
           Interest...............................................   $    --    $    --
                                                                     =======    =======
           Income taxes...........................................   $    --    $    --
                                                                     =======    =======






   The accompanying notes are an integral part of these financial statements.

                            LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- LIQUIDITY AND GOING CONCERN
-------------------------------------

At March 31, 2001, Lincorp Holdings, Inc. (the "Company") had approximately $176.0 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

Unicorp has waived substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue since July 1, 1998. For the three months ended March 31, 2001 and 2000, the total interest waived was approximately $2.7 million for each three month period.

The Company's sources of funds during the period ended March 31, 2001 and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless Unicorp continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

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

The Republic Mortgage Loan was not repaid on May 19, 1998 and in November 1999, the Company foreclosed on the Republic Mortgage Loan and took possession of the land. At December 31, 2000, the Company reduced the carrying value of the land by $311,000 to $300,000 which it believes is the current fair market value of the land. The Unicorp Republic Note, which matured on May 19, 1998, was not repaid by the Company as its payment was dependent upon collecting the Republic Mortgage Loan. Unicorp has agreed to defer the collection of its note until the land is sold.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND GOING CONCERN
---------------------------

At March 31, 2001, Lincorp Holdings, Inc. (the "Company") had approximately $176.0 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

Unicorp has waived substantially all interest owing by the Company on its Indebtedness to Unicorp that would otherwise accrue since July 1, 1998. For the three months ended March 31, 2001 and 2000, the total interest waived was approximately $2.7 million for each three month period.

The Company's sources of funds during the period ended March 31, 2001 and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless Unicorp continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS
---------------------

Three  Months  Ended March 31, 2001  Compared to the Three Month Ended March 31,
--------------------------------------------------------------------------------
2000
----

For the three months ended March 31, 2001 the Company had a net loss of $44 thousand compared to a $48 thousand net loss for the three months ended March 31, 2000.

FINANCIAL POSITION
------------------

Material Changes Since December 31, 2000
----------------------------------------

There was no significant change in the Company's financial position since December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        (a) At March 31, 2001 Lincorp Holdings, Inc. (the "Company") had approximately $176.0 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

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






                                                          LINCORP HOLDINGS, INC.



Dated:  May 11, 2001                                    /s/ JACK R. SAUER
                                                        -----------------------
                                                            Jack R. Sauer
                                                            President