Form 10-Q
period 2001-06-30
LINCORP HOLDINGS INC
filed 2001-08-13
CIK 202172

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------

          Quarterly Report Under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

       For Quarter Ended JUNE 30, 2001         Commission File No. 1-8249
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

          1,730,559 SHARES OF COMMON STOCK OUTSTANDING AT JULY 17, 2001
          -------------------------------------------------------------

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

                             LINCORP HOLDINGS, INC.
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                         June 30,   December 31,
                                                           2001        2000
                                                       -----------  ------------
                                                       (Unaudited)
ASSETS

Cash ................................................   $      33    $      70
Investment in real estate ...........................         300          300
                                                        ---------    ---------
                                                        $     333    $     370
                                                        =========    =========

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
     Debt secured by real estate,
         including accrued interest .................   $     620    $     620
     Other borrowed funds, including accrued interest     175,371      175,317
     Other liabilities ..............................       3,912        3,904
                                                        ---------    ---------
                                                          179,903      179,841
                                                        ---------    ---------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding .............          --           --
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding .............          --           --
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding ......          17           17
    Capital contributed in excess of par value ......     153,638      153,638
    Accumulated deficit .............................    (333,225)    (333,126)
                                                        ---------    ---------
                                                         (179,570)    (179,471)
                                                        ---------    ---------
                                                        $     333    $     370
                                                        =========    =========

   The accompanying notes are an integral part of these financial statements.

                       LINCORP HOLDINGS, INC.
                      STATEMENTS OF OPERATIONS

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                             UNAUDITED

                                                         Three Months           Six Months
                                                         Ended June 30,       Ended June 30,
                                                      ------------------    ------------------
                                                       2001        2000       2001       2000
                                                      -------    -------    -------    -------
Expenses:
   Interest expense ...............................   $    32    $    27    $    62    $    54
   General and administrative expenses ............        23         31         37         52
                                                      -------    -------    -------    -------
          Total expenses ..........................        55         58         99        106
                                                      -------    -------    -------    -------

Loss before income taxes ..........................       (55)       (58)       (99)      (106)

Income taxes ......................................        --         --         --         --

Net loss ..........................................   $   (55)   $   (58)   $   (99)   $  (106)
                                                      =======    =======    =======    =======

Basic loss per share of Common Stock outstanding ..   $ (0.03)   $ (0.03)   $ (0.06)   $ (0.06)
                                                      =======    =======    =======    =======

Weighted average shares of Common Stock outstanding     1,731      1,731      1,731      1,731
                                                      =======    =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                      LINCORP HOLDINGS, INC.
                     STATEMENTS OF CASH FLOWS

                          (IN THOUSANDS)

                             UNAUDITED


                                                                     Three Months      Six Months
                                                                     Ended June 30,   Ended June 30,
                                                                    ---------------  ---------------
                                                                     2001     2000    2001     2000
                                                                    -----    ------  ------   ------
OPERATING ACTIVITIES
Net loss ........................................................   $ (55)   $ (58)  $ (99)   $(106)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Increase in accrued interest payable ..................      27       27      54       54
          Increase in other liabilities .........................       4       31       8       11
                                                                    -----    -----   -----    -----
Net cash used in operating activities ...........................     (24)      --     (37)     (41)
Cash, beginning of period .......................................      57       --      70       41
                                                                    -----    -----   -----    -----

Cash, end of period .............................................   $  33    $  --   $  33    $  --
                                                                    =====    =====   =====    =====

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
           Interest .............................................   $  --    $  --   $  --    $  --
                                                                    =====    =====   =====    =====
           Income taxes .........................................   $  --    $  --   $  --    $   2
                                                                    =====    =====   =====    =====

    The accompanying notes are an integral part of these financial statements

                             LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND GOING CONCERN
------------------------------------

At June 30, 2001, Lincorp Holdings, Inc. (the "Company") had approximately $176.0 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

Unicorp has waived substantially all interest owing by the Company on its Indebtedness to Unicorp that would have otherwise accrue since July 1, 1998. For the six months ended June 30, 2001 and 2000, the total interest waived was approximately $5.4 million for each six month period.

The Company's sources of funds during the period ended June 30, 2001 and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless Unicorp continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.


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

                             LINCORP HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SUBSEQUENT EVENT
-------------------------

Unicorp has informed the Company that on July 23, 2001, it sold 370,000 of the Company's common shares to two unrelated third parties to reduce Unicorp's common stock ownership in the Company to 916,886 shares or 52.98%. At the same time, Unicorp sold it's rights and obligations to a significant portion of the Company's debt to a unrelated third party. The debt sold by Unicorp was as follows (in thousands):

                                                          Accrued
                                             Principal    Interest       Total
                                             ---------    --------     --------

Senior secured revolving credit facility     $  7,761     $  8,935     $ 16,696
Subordinated term loan                         65,000       48,651      113,651
Junior line of credit                          20,494       20,074       40,568
                                             --------     --------     --------
              Total other borrowed funds     $ 93,255     $ 77,660     $170,915
                                             ========     ========     ========

The new lender has agreed to continue to defer interest on the above debt until December 31, 2001.

Unicorp continues to own the following Company debt and has also deferred all interest on this debt until December 31, 2001 (in thousands):


                                                          Accrued
                                             Principal    Interest       Total
                                             ---------    --------     --------

Debt secured by real estate                  $    602     $     18     $    620
                                             ========     ========     ========

Senior secured revolving credit facility     $  2,500     $     --     $  2,500
MSLL Note                                       1,399          516        1,915
Other accrued interest                             --           41           41
                                             --------     --------     --------
              Total other borrowed funds     $  3,899     $    557     $  4,456
                                             ========     ========     ========

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND GOING CONCERN
---------------------------

At June 30, 2001, Lincorp Holdings, Inc. (the "Company") had approximately $176.0 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

Unicorp has waived substantially all interest owing by the Company on its Indebtedness to Unicorp that would have otherwise accrue since July 1, 1998. For the six months ended June 30, 2001 and 2000, the total interest waived was approximately $5.4 million for each six month period.

The Company's sources of funds during the period ended June 30, 2001 and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless Unicorp continues to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS
---------------------

Six Months Ended June 30, 2001 Compared to the Six Month Ended June 30, 2000
----------------------------------------------------------------------------

For the six months ended June 30, 2001 the Company had a net loss of $99 thousand compared to a $106 thousand net loss for the six months ended June 30, 2000.

FINANCIAL POSITION
------------------

Material Changes Since December 31, 2000
----------------------------------------

     There was no significant change in the Company's financial position since December 31, 2000.

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        (a) At June 30, 2001 Lincorp Holdings, Inc. (the "Company") had approximately $176.0 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company's parent company, Unicorp Inc. ("Unicorp"), holds all of the Company's Indebtedness. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

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

                                                LINCORP HOLDINGS, INC.

Dated:  August 2, 2001                          /s/ Jack R. Sauer
                                                --------------------------------
                                                    Jack R. Sauer
                                                    President