Form 10-Q
period 2001-09-30
LINCORP HOLDINGS INC
filed 2001-11-02
CIK 202172

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

         For Quarter Ended September 30, 2001 Commission File No. 1-8249
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


                            Yes _X_            No ___

Indicate the number of shares outstanding or each of the issuer's classes of common stock, as of the latest practicable date.

        1,730,559 SHARES OF COMMON STOCK OUTSTANDING AT OCTOBER 16, 2001

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

                             LINCORP HOLDINGS, INC.
                                 BALANCE SHEETS

                                 (in thousands)

                                                      September 30, December 31,
                                                          2001          2000
                                                        ---------    ---------
                                                       (Unaudited)
ASSETS

Cash .................................................  $     .15    $      70
Investment in real estate ............................        300          300
                                                        ---------    ---------
                                                        $     315    $     370
                                                        =========    =========

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
  Debt secured by real estate,
      including accrued interest .....................  $     620    $     620
  Other borrowed funds, including accrued interest ...    175,398      175,317
  Other liabilities ..................................      3,915        3,904
                                                        ---------    ---------
                                                          179,933      179,841
                                                        ---------    ---------

Commitments and contingent liabilities

Stockholders' deficit:
  Preferred stock, Series A;
     200 shares authorized;
     no shares issued and outstanding ................         --           --
  Preferred stock, $.01 par value;
     10,000 shares authorized;
     no shares issued and outstanding ................         --           --
  Common stock, $.01 par value;
     1,990,000 shares authorized;
     1,730,559 shares issued and outstanding .........         17           17
  Capital contributed in excess of par value .........    153,638      153,638
  Accumulated deficit ................................   (333,273)    (333,126)
                                                        ---------    ---------
                                                         (179,618)    (179,471)
                                                        ---------    ---------
                                                        $     315    $     370
                                                        =========    =========

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

              (in thousands, except per share amounts)

                             Unaudited


                                            Three Months         Nine Months
                                                Ended               Ended
                                            September 30,       September 30,
                                          -----------------   -----------------
                                           2001      2000      2001      2000
                                          -------   -------   -------   -------
Expenses:
  Interest expense ...................... $    29   $    42   $    91   $    96
  General and administrative expenses ...      19        11        56        63
                                          -------   -------   -------   -------
      Total expenses ....................      48        53       147       159
                                          -------   -------   -------   -------

Loss before income taxes ................     (48)      (53)     (147)     (159)

Income taxes ............................    --        --        --        --

                                          -------   -------   -------   -------
Net loss ................................  $.(48)   $   (53)  $  (147)  $  (159)
                                          =======   =======   =======   =======

Basic loss per share of
  Common Stock outstanding .............. $ (0.02)  $ (0.03)  $ (0.08)  $ (0.09)
                                          =======   =======   =======   =======

Weighted average shares of
  Common Stock outstanding ..............   1,731     1,731     1,731     1,731
                                          =======   =======   =======   =======


   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                    Unaudited

                                               Three Months       Nine Months
                                                   Ended             Ended
                                               September 30,     September 30,
                                              ---------------   ---------------
                                               2001     2000     2001     2000
                                              ------   ------   ------   ------
OPERATING ACTIVITIES
Net loss ...................................  $.(48)   $  (53)  $ (147)  $ (159)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
    Increase in accrued interest payable ...      27       27       81       81
    Increase in other liabilities ..........       3       29       11       40
                                              ------   ------   ------   ------

Net cash provided by (used in)
  operating activities .....................     (18)       3      (55)     (38)

Cash, beginning of period ..................      33       --       70       41
                                              ------   ------   ------   ------

Cash, end of period ........................  $  .15   $   .3   $   15   $    3
                                              ======   ======   ======   ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid during the period for:
    Interest ...............................  $   --   $   --   $   --   $   --
                                              ======   ======   ======   ======
    Income taxes ...........................  $   --   $   --   $   --   $    2
                                              ======   ======   ======   ======


   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - LIQUIDITY AND GOING CONCERN
------------------------------------

At September 30, 2001, Lincorp Holdings, Inc. (the "Company") had approximately $176.0 million of principal and accrued interest (the "Indebtedness")
outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would have otherwise accrued since July 1, 1998. For the nine months ended September 30, 2001 and 2000, the total interest waived was approximately $8.1 million for each nine month period.

The Company's sources of funds during the period ended September 30, 2001 and to date, have been primarily from its previously existing cash balances and advances from its majority shareholder Unicorp Inc. ("Unicorp)". Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

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

                             LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - OTHER BORROWED FUNDS
-----------------------------

Unicorp sold 370,000 of the Company's common shares on July 23, 2001 to two unrelated third parties reducing Unicorp's common stock ownership in the Company to 916,886 shares or 52.98%. At the same time, Unicorp sold its rights and obligations to a portion of the Company's debt to a unrelated third party. The debt sold by Unicorp was as follows (in thousands):

                                                          Accrued
                                             Principal    Interest       Total
                                             ---------    --------      --------

Senior secured revolving credit facility      $ 7,761      $ 6,952      $ 14,713
Subordinated term loan                         65,000       48,651       113,651
Junior line of credit                          20,494       20,074        40,568
                                              -------      -------      --------
              Total other borrowed funds      $93,255      $75,677      $168,932
                                              =======      =======      ========

The new lender has agreed to continue to defer interest on the above debt until December 31, 2001.


Unicorp continues to own the following Company debt and has also deferred all interest on this debt until December 31, 2001 (in thousands):

                                                          Accrued
                                             Principal    Interest       Total
                                             ---------    --------      --------

Debt secured by real estate                   $   602      $    18      $    620
                                              =======      =======      ========

Senior secured revolving credit facility      $ 2,500      $ 1,983      $  4,483
MSLL Note                                       1,399          543         1,942
Other accrued interest                             --           41            41
                                              -------      -------      --------
              Total other borrowed funds      $ 3,899      $ 2,567      $  6,466
                                              =======      =======      ========

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND GOING CONCERN
---------------------------

At September 30, 2001, Lincorp Holdings, Inc. (the "Company") had approximately $176.0 million of principal and accrued interest (the "Indebtedness")
outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would have otherwise accrued since July 1, 1998. For the nine months ended September 30, 2001 and 2000, the total interest waived was approximately $8.1 million for each nine month period.

The Company's sources of funds during the period ended September 30, 2001 and to date, have been primarily from its previously existing cash balances and advances from its majority shareholder Unicorp Inc. ("Unicorp"). Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS
---------------------

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTH ENDED SEPTEMBER 30, 2000

For the nine months ended September 30, 2001 the Company had a net loss of $147 thousand compared to a $159 thousand net loss for the nine months ended September 30, 2000.

FINANCIAL POSITION
------------------

MATERIAL CHANGES SINCE DECEMBER 31, 2000

There was no significant change in the Company's financial position since December 31, 2000.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        There have been no material developments with respect to litigation.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    (a) At September 30, 2001 Lincorp Holdings, Inc. (the "Company") had approximately $176.0 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

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



                                       LINCORP HOLDINGS, INC.



Dated:  November  1, 2001              /s/ Jack R. Sauer
                                       -------------------------------------
                                           Jack R. Sauer
                                           President