Form 10-K
period 2001-12-31
LINCORP HOLDINGS INC
filed 2002-03-29
CIK 202172

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________________ to ______________________


                          Commission file number 1-8547


                             LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                 23-2161279
   ---------------------------------     ---------------------------------------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
    Incorporation or Organization)


          3900 Park Ave., Suite 102
          Edison, NJ                                     08820
   ---------------------------------     ---------------------------------------
   (Address of Principal Executive                     (Zip Code)
    Offices)


   Registrant's Telephone Number,
       Including Area Code:                          (732) 494-9455
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company's common stock, which is traded over the counter, had no identifiable transactions during 2001 and through March 22, 2002. Based on the last identifiable common stock transaction, the aggregate market value of the Company's common stock held by non-affiliates of the registrant would be an indeterminate nominal amount. On March 22, 2002, there were 1,730,559 shares of registrant's common stock outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

      See Item 14 (c) for a listing of exhibits incorporated by reference.

                                     PART I

ITEMS  1 AND 2.                  BUSINESS AND PROPERTIES


RECENT DEVELOPMENTS

         On July 23, 2001, Lincorp Holdings, Inc.'s (the "Company") parent company, Unicorp Inc. ("Unicorp") sold 370,000 of the Company's common shares to two unrelated third parties. This transaction reduced Unicorp's common stock ownership in the Company to 916,886 shares or 52.98%.

         At the same time, Unicorp sold its rights and obligations to approximately $168.9 million of the Company's principal and accrued interest outstanding under several of its debt obligations to an unrelated party. Unicorp continues to hold approximately $7.1 million of the Company's debt obligations.

         At December 31, 2001, the Company had approximately $176.0 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

         The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would have otherwise accrued for the twelve months ended December 31, 2001. The total interest waived was approximately $10.9 million.

         The Company's sources of funds during the year ended December 31, 2001, and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern. As of December 31, 2001, the Company's stockholders' deficit was $179.7 million.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not Applicable.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded over the counter. During 2001 there were no identifiable stock transactions.

         On March 22, 2002, there were approximately 766 stockholders of record of the Company's Common Stock. There were no dividends paid on the Company's Common Stock in 2001 and 2000.

ITEM 6.      SELECTED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------
                                                         2001          2000          1999          1998            1997
                                                     ----------    -----------    ----------    -----------    ----------
                                                                             (DOLLARS IN THOUSANDS)

INCOME STATEMENT DATA

Interest income...................................   $       --    $       --     $       --    $       34   $        19
Interest expense..................................         (122)         (128)          (109)       (5,595)      (12,418)
Rental income.....................................           --            --             --            --           357
Gain on sale of real estate assets................           --            --             --           135         6,631
Other income......................................           --            83              3            --           236
Other expense.....................................          (70)         (401)          (237)         (213)         (190)
                                                     -----------   -----------    -----------   -----------    ----------
Loss before income taxes..........................         (192)         (446)          (343)       (5,639)       (5,365)
Provision for (refund of) income taxes............           --           (11)            (4)           22            16
                                                     ----------    -----------    -----------   ----------   -----------
Net loss..........................................   $     (192)   $     (435)    $     (339)   $   (5,661)  $    (5,381)
                                                     ===========   ===========    ===========   ===========  ============


                                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                         2001           2000             1999           1998              1997
                                                     -----------     ---------      ------------    -----------    -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INCOME STATEMENT DATA

Per share amounts
Basic loss per share of common stock
     outstanding..................................   $     (0.11)    $    (0.25)    $     (0.20)   $     (3.27)    $      (3.11)
                                                     ============    ===========    ============   ============    =============

Weighted average shares of common stock
     outstanding..................................          1,731          1,731           1,731          1,731            1,731
                                                     ============    ===========    ============   ============    =============

BALANCE SHEET DATA

Total assets......................................   $        311    $      370     $        652   $        746    $       1,535
                                                     ============    ==========     ============   ============    =============

Other borrowed funds, excluding accrued interest..   $     97,154    $    97,154    $     97,154   $     97,154    $      97,814
                                                     ============    ===========    ============   ============    =============

Total stockholders' deficit.......................   $   (179,663)   $   (179,471)  $   (179,036)  $   (178,697)   $    (173,036)
                                                     ============    ============   =============  ============    =============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND GOING CONCERN

         At December 31, 2001, the Company had approximately $176.0 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets. See Note 5 to the Company's Financial Statements.

         During 2001, the Company's debt holders agreed to waive substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue for the twelve months ended December 31, 2001, which was approximately $10.9 million.

         The Company's sources of funds during the year ended December 31, 2001, and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern. As of December 31, 2001, the Company's stockholders' deficit was $179.7 million.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

         For the year ended December 31, 2001, the Company had a net loss of $.2 million compared to a net loss of $.4 million for the year ended December 31, 2000.

2000 COMPARED TO 1999

         For the year ended December 31, 2000, the Company had a net loss of $0.4 million compared to a net loss of $0.3 million for the year ended December 31, 1999.

FINANCIAL POSITION

MATERIAL CHANGES SINCE DECEMBER 31, 2000

         There were no significant changes in the Company's financial position since December 31, 2000.

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

         The following table sets forth certain information with respect to each director and executive officer of the Company on March 22, 2002.

                                                                   Service with
Name                     Age        Position with Company          Company from
----                     ---        ---------------------          ------------
George S. Mann            69        Chairman of the Board (1)           1981

Ian G. Cockwell           54        Director (2)                        1994

Ralph V. Marra            64        Director (1)                        1994

Jack R. Sauer             49        President                           1996

Gordon Flatt              39        Vice President and                  1998
                                    Chief Financial Officer (2)


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

DIRECTORS REMUNERATION

         Directors of the Company receive a fee of $600 for actual attendance at each directors' or committee meeting. Where meetings of the Board or committees thereof are held by telephone conference, directors receive a fee of $150. Fees paid to all directors for attendance at the Board and committee meetings during the year ended December 31, 2001, totaled $1,350.

DIRECTORS MEETING AND COMMITTEES

         The Board of Directors of the Company held 4 meetings during the year ended December 31, 2001. During the year, the directors attended between 50% and 100% of the meetings.

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

         The only Committee which held a meeting during the year ended December 31, 2001, was the Audit Committee which held one meeting.

ITEM 11.     EXECUTIVE COMPENSATION

         No executive officer of the Company, received any compensation for their services during any of the years ended December 31, 2001, 2000 or 1999.

         No compensation committee report or performance graph is included herein because none of the executive officers draws any salary from the Company.

ITEM 12. SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND OFFICERS AND OTHER PRINCIPAL HOLDERS OF THE COMPANY'S VOTING SECURITIES

         The table below sets forth information concerning the shares of the Common Stock beneficially owned by the individual directors, all directors and officers of the Company as a group without naming them and each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of March 22, 2002. The address of each of the directors is c/o Lincorp Holdings, Inc., 3900 Park Ave., Suite 102, Edison, NJ 08820. The address of Unicorp is 67 Yonge Street Suite 1101 Toronto, Ontario, Canada M5E1J8.

                                            Shares of
                                          Common Stock
                                          Beneficially
      Name of                              Owned as of                Percent of
 Beneficial Owner                       February 15, 2002                Class
 ----------------                    -----------------------          ----------

Unicorp Inc. (1)                             916,886                    52.98%

Ian G. Cockwell (1)                          916,886                    52.98%

All officers and directors                   916,886                    52.98%
as a group (1)

Coastal Global Equities, Inc.                300,000                    17.34%




-------------

(1) The stockholdings indicated for Mr. Cockwell are all owned directly by Unicorp. Mr. Cockwell disclaim beneficial ownership of all such shares.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Items 1 and 2 - Recent Developments and Real Estate and Mortgage Loan Transactions.

                                     PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                               PAGE
                                                                                               ----
       (a) (1)  Financial Statements

                Independent Auditors' Report............................................        F-1

                Balance Sheets as of
                  December 31, 2001 and 2000............................................        F-2

                Statements of Operations for the years ended
                  December 31, 2001, 2000, and 1999.....................................        F-3

                Statements of Changes in Stockholders' Deficit for the
                  years ended December 31, 2001, 2000, and 1999.........................        F-4

                Statements of Cash Flows for the years ended
                  December 31, 2001, 2000 and 1999......................................        F-5

                Notes to Financial Statements...........................................        F-6

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

      10.01    Subscription  and Purchase  Agreement  dated December 31, 1987,                  *
               between the Company and Unicorp  (incorporated  by  reference  to
               Exhibit  2.2 to the  Company's  Current  Report  Form  8-K  dated
               January 14, 1988).

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

      10.04    Consulting Agreement dated as of February 13, 1990, between the                  *
               Company and Coscan Inc.  (incorporated  by  reference  to Exhibit
               10.27 to the  Company's  Annual  Report on Form 10-K for the year ended December 31, 1989).

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

      10.07    Closing  Agreement,  dated  as of  July  23,  1990,  among  the                  *
               Company,  Coscan Colorado Inc. ("CCI"),  Coscan Colorado LHI Inc.
               and Coscan Commercial Limited  Partnership,  a California Limited
               Partnership  ("Coscan  California)  (incorporated by reference to
               Exhibit 28.1 to the Company's Report on Form 8-K dated August 13,
               1990).

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

      10.11    Letter  Agreement,  dated as of July 23, 1990,  among CCI, CCC,                  *
               the Company,  Coscan Commercial and Coscan California,  regarding loans by CCI and CCC  (incorporated  by reference to Exhibit 28.5 to the Company's Report on Form 8-K dated August 13, 1990).

      10.12    $24,000,000  Secured  Revolving Credit  Agreement,  dated as of                  *
               July 25, 1990 (the "Senior Credit Agreement"), among the Company,
               Hees International Bancorp Inc. ("Hees"), National Bank of Canada
               ("NBC") and NBC, as Agent  (incorporated  by reference to Exhibit
               28.6 to the Company's Report on Form 8-K dated August 13, 1990).

      10.13    Amended and  Restated  Credit  Agreement,  dated as of July 25,                  *
               1990,  between the Company and NBC  (incorporated by reference to
               Exhibit 28.7 to the Company's Report on Form 8-K dated August 13,
               1990).

      10.14    Letter Agreement,  dated July 25, 1990, between Unicorp and the                  *
               Company  regarding the  revolving  line of credit from UCC to the
               Company  (incorporated  by  reference  to  Exhibit  28.8  to  the
               Company's Report on Form 8-K dated August 13, 1990).

      10.15    Securities Pledge Agreement, dated as of July 25, 1990,                          *
               by the Company in favor of Unicorp (incorporated by reference to
               Exhibit 28.8 to the Company's Report on Form 8-K dated August 13,
               1990).

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

      10.22    Loan Modification  Agreement dated as of September 28, 1995, by                  *
               and  between  Coscan,  Inc.  and  the  Company  (incorporated  by reference to Exhibit B to the Company's  Report on Form 8-K dated
               September 28, 1995).

      10.23    Loan Modification  Agreement dated as of September 28, 1995, by                  *
               and between CCI and the Company  (incorporated  by  reference  to
               Exhibit C to the Company's Report on Form 8-K dated September 28,
               1995.)

      10.24    Agreement  dated as of  September 5, 1995,by and among CCI, the                  *
               Company,   Coscan  Limited  Partner   Corporation,   CCC,  Coscan
               California Limited Partner Corporation and Coscan, Inc.

     22        Subsidiaries of the Company.



---------------------
*   Incorporated by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Edison, New Jersey.



Dated:   March 28,  2002


                                              LINCORP HOLDINGS, INC.



                                              By:  /s/ JACK R. SAUER
                                                 -------------------------------
                                                   Jack R. Sauer
                                                   President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Name                         Title                                   Date
----                         -----                                   ----

/s/ GEORGE S. MANN           Chairman of the                      March 28, 2002
------------------------     Board of Directors
George S. Mann               (Principal Executive Officer)

/s/ JACK SAUER               President                            March 28, 2002
------------------------
Jack Sauer

/s/ IAN G. COCKWELL          Director                             March 28, 2002
------------------------
Ian G. Cockwell

/s/ RALPH V. MARRA           Director                             March 28, 2002
------------------------
Ralph V. Marra

                          Independent Auditors' Report


The Board of Directors and Stockholders
Lincorp Holdings, Inc.:


We have audited the accompanying balance sheets of Lincorp Holdings, Inc. ("Company") as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincorp Holdings, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial  statements,  the  Company  is in  default  on  several  of its credit facilities and, at December 31, 2001, has $97.1 million of principal indebtedness, and $78.3 million of accrued and unpaid interest. In addition, the Company has a net capital deficiency of $179.7 million as of December 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    KPMG LLP


New York, New York
March 7, 2002

                             LINCORP HOLDINGS, INC.

                                 BALANCE SHEETS

                                                                                  December 31,
                                                                       ---------------------------------
                                                                            2001               2000
                                                                       --------------     --------------

                                                                            (dollars in thousands)

ASSETS

Cash............................................................       $           11     $           70
Investment in real estate.......................................                  300                300
                                                                       --------------     --------------
                                                                       $          311     $          370
                                                                       ==============     ==============


LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
   Debt secured by real estate,
       including accrued interest...............................       $          620     $          620
   Other borrowed funds, including accrued interest.............              175,426            175,317
   Other liabilities............................................                3,928              3,904
                                                                       --------------     --------------
                                                                              179,974            179,841
                                                                       --------------     --------------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding.........................                   --                 --
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding.........................                   --                 --
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding..................                   17                 17
    Capital contributed in excess of par value..................              153,638            153,638
    Accumulated deficit.........................................             (333,318)          (333,126)
                                                                       ---------------    --------------
                                                                             (179,663)          (179,471)
                                                                       ---------------    --------------
                                                                       $          311     $          370
                                                                       ==============     ==============

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                  Year ended December 31,
                                                                  -------------------------------------------------
                                                                        2001              2000            1999
                                                                  ---------------    -------------   --------------

                                                                                  (in thousands, except
                                                                                   per share amounts)

Income:

      Other income........................................        $           --      $         83     $          3
                                                                  --------------      ------------     ------------
           Total income...................................                    --                83                3
                                                                  --------------      ------------     ------------

Expense:
      Interest expense....................................                   122               128              109
      Write-down real estate asset........................                    --               311               --
      General and administrative expense..................                    70                90              237
                                                                  --------------      ------------     ------------
           Total expense..................................                   192               529              346
                                                                  --------------      ------------     ------------

Loss before income taxes..................................                  (192)             (446)            (343)

Refund of income taxes....................................                    --               (11)              (4)
                                                                  --------------      -------------    -------------

Net loss..................................................        $         (192)     $       (435)    $       (339)
                                                                  ===============     ============     ============

Basic loss per share of common stock outstanding..........        $        (0.11)     $       (0.25)   $     (0.20)
                                                                  ===============     =============    ===========

Weighted average shares of common stock outstanding.......                 1,731              1,731           1,731
                                                                  ==============      =============    ============

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                             Capital
                                                                                           contributed
                                                                      Common               in excess             Accumulated
                                                                       stock              of par value              deficit
                                                                ----------------       -----------------     -----------------

                                                                                     (dollars in thousands)


Balances, December 31, 1998...............................      $             17       $       153,638       $       (332,352)

    Net loss..............................................                    --                    --                   (339)
                                                                ----------------       ---------------       -----------------

Balances, December 31, 1999...............................                    17               153,638               (332,691)

    Net loss..............................................                    --                    --                   (435)
                                                                ----------------       ---------------       -----------------

Balances, December 31, 2000...............................                    17               153,638               (333,126)

    Net loss..............................................                    --                    --                   (192)
                                                                ----------------       ---------------       -----------------

Balances, December 31, 2001...............................      $             17       $       153,638       $       (333,318)
                                                                ================       ===============       =================

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                   -------------------------------------------------
                                                                       2001               2000             1999
                                                                   -------------    --------------     -------------
                                                                                 (dollars in thousands)

OPERATING ACTIVITIES
Net loss........................................................   $        (192)    $      (435)      $        (339)
Adjustments to reconcile net loss to net cash
    provided by  (used in) operating activities:
      Provision for uncollectible interest......................              --              --                  35
      Write-down real estate asset..............................              --             311                   -
      Increase in other liabilities.............................              24              44                 136
      Increase in interest payable..............................             109             109                 109
                                                                   -------------    ------------     ---------------
      Net cash (used in) provided by operating activities.......             (59)             29                 (59)
                                                                   --------------   ------------     ----------------

Net (decrease) increase in cash.................................             (59)             29                 (59)

Cash, beginning of year.........................................              70              41                 100
                                                                   -------------     -----------       -------------

Cash, end of year...............................................   $          11     $        70       $          41
                                                                   =============     ===========       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

      Income taxes..............................................              --              --                   2



   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - CHANGE IN OWNERSHIP AND DEBT HOLDERS

         On July 23, 2001, Lincorp Holdings, Inc.'s (the "Company") parent company, Unicorp Inc. ("Unicorp") sold 370,000 of the Company's common shares to two unrelated third parties. This transaction reduced Unicorp's common stock ownership in the Company to 916,886 shares or 52.98%.

         At the same, Unicorp sold its rights and obligations to approximately $168.9 million of the Company's principal and accrued interest outstanding under several of its debt obligations to an unrelated party. Unicorp continues to hold approximately $7.1 million of the Company's debt obligations.

NOTE 2 - LIQUIDITY AND GOING CONCERN

         At December 31, 2001, the Company had approximately $176.0 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

         During 1999, 2000 and 2001, the Company's debt holders agreed to waive substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue for these years. For each of the three years ended December 31, 2001 the interest waived was approximately $10.9 million per year.

         The Company's sources of funds during the year ended December 31, 2001, and to date, have been primarily from its previously existing cash balances and advances from Unicorp. Unless the Company's debt holders continues to defer realizing on the pledged collateral, the Company will be unable to continue as a going concern.

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

                             LINCORP HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

NOTE 5 - OTHER BORROWED FUNDS

         The Company's other borrowed funds are as follows:


                                                                                  DECEMBER 31,
                                                                       ----------------------------------
                                                                          2001                     2000
                                                                       -----------              ---------
                                                                             (dollars in thousands)
PRINCIPAL

Senior secured revolving credit facility (a)...................        $    10,261            $    10,261
Subordinated term loan (b).....................................             65,000                 65,000
Junior line of credit (c)......................................             20,494                 20,494
MSLL Note (d)..................................................              1,399                  1,399
                                                                       -----------            -----------
                                                                            97,154                 97,154
Accrued interest...............................................             78,272                 78,163
                                                                       -----------            -----------
                                                                       $   175,426            $   175,317
                                                                       ===========            ===========

                             LINCORP HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(a) This debt facility, of which $2.5 million is held by Unicorp, expired in August 1991 and the Company has made no interest payments on this facility since its expiration.

(b) This $65 million facility matured in August 1997, and calls for interest-only payments at a fixed rate of 11.4 %, payable semi-annually. The term loan includes convenants, among others, that require the maintenance of a minimum level of tangible net worth and limit aggregate levels of additional indebtedness. As a result of the losses incurred by the Company, it was not in compliance with the above covenants and it has not paid its semi-annual interest payment since August 1991.

(c) In November 1989, the Company entered into an agreement that provided the Company with a line of credit in the aggregate amount of $30 million (amended to $25 million on July 25,1990) due on demand with an interest rate of prime plus 3.5% and a standby fee of one quarter of one percent of the unused portion of the commitment.

(d) This note with Unicorp matures June 30, 2005, and has an interest rate of 6.38%.

      During 2001 and 2000, the weighted average amount of total principal debt outstanding was $97.2 million. There is no weighted average interest cost for 2001 and 2000 due to the debt holders waiver of interest discussed in
      Note 2. The maximum amount of borrowed principal funds outstanding at any one time during 2001 and 2000 was approximately $97.2 million.

      SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires entities to disclose the fair value of on and off-balance sheet financial instruments. In view of the financial position of the Company at December 31, 2001, management has determined it is not practicable to estimate the fair value of debt and other borrowed funds.

NOTE 6 - INCOME TAXES

         Set forth below is an analysis of the Company's refund for income taxes for the years ended December 31, 2001, 2000 and 1999.

                                                                         2001         2000         1999
                                                                       ---------    ---------    ---------
                                                                             (dollars in thousands)

Current provision (refund):
     State and local income taxes..............................        $      --    $     (11)   $      (4)
                                                                       =========    ==========   ==========

                             LINCORP HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

         A reconciliation of the total benefit for income taxes to amounts computed by applying the federal tax rate to the net loss is as follows:

                                                                         2001         2000         1999
                                                                       ---------    ---------    ---------
                                                                             (dollars in thousands)

Computed at statutory rate.....................................        $     (67)   $    (152)   $    (117)
State and local income tax benefit.............................               (2)          (4)          (3)
Effect of no benefit recognized for net operating losses.......               69          145          116
                                                                       ---------    ---------    ---------
Refund of income taxes.........................................        $      --    $     (11)   $      (4)
                                                                       =========    ==========   ==========

         The accompanying balance sheets reflect no deferred tax assets or liabilities as of December 31, 2001 and 2000.

NOTE 7 - LEGAL PROCEEDINGS

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

                             LINCORP HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

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