Form 10-Q
period 2002-03-31
LINCORP HOLDINGS INC
filed 2002-05-06
CIK 202172

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

  For Quarter Ended MARCH 31, 2002       Commission File No. 1-8249

                             LINCORP HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                              23-2161279
    -------------------------------    ---------------------------------------
    (State or Other Jurisdiction of    (I.R.S. Employer Identification Number)
     Incorporation or Organization)

           3900 Park Ave., Suite 102
                 Edison, NJ                             08820
     ----------------------------------------         ----------
     (Address of Principal Executive Offices)         (Zip Code)

Registrant's Telephone Number,
Including Area Code:                                 (732) 494-9455
                                                     --------------


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

         1,730,559 Shares of Common Stock Outstanding at April 18, 2002
         --------------------------------------------------------------

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

                             LINCORP HOLDINGS, INC.
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                 March 31,       December 31,
                                                                                   2002              2001
                                                                                ------------     ------------
                                                                                (Unaudited)
ASSETS

Cash............................................................................ $       11        $      11
Investment in real estate.......................................................        300              300
                                                                                ------------     ------------
                                                                                 $      311        $     311
                                                                                ============     ============

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
     Debt secured by real estate,
         including accrued interest.............................................  $     620        $     620
     Other borrowed funds, including accrued interest...........................    175,453          175,426
     Other liabilities..........................................................      3,950            3,928
                                                                                ------------     ------------
                                                                                    180,023          179,974
                                                                                ------------     ------------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding.........................................         --                --
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding.........................................         --                --
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding..................................         17               17
    Capital contributed in excess of par value..................................    153,638          153,638
    Accumulated deficit.........................................................   (333,367)        (333,318)
                                                                                ------------     ------------
                                                                                   (179,712)        (179,663)
                                                                                ------------     ------------
                                                                                  $     311        $     311
                                                                                ============     ============

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    UNAUDITED


                                                                                Three Months
                                                                               Ended March 31,
                                                                         ----------------------------
                                                                             2002           2001
                                                                         -------------  -------------
Expenses:
   Interest expense......................................................     $    29        $    30
   General and administrative expenses...................................          19             14
                                                                         -------------  -------------
          Total expenses.................................................          48             44
                                                                         -------------  -------------

Loss before income taxes.................................................         (48)           (44)

Income taxes.............................................................           1             --

                                                                         -------------  -------------
Net loss.................................................................     $   (49)       $   (44)
                                                                         =============  =============

Basic loss per share of Common Stock outstanding.........................     $ (0.03)       $ (0.03)
                                                                         =============  =============

Weighted average shares of Common Stock outstanding......................       1,731          1,731
                                                                         =============  =============

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                    UNAUDITED

                                                                                       Three Months
                                                                                     Ended March 31,
                                                                                --------------------------
                                                                                    2002           2001
                                                                                -----------     ----------
OPERATING ACTIVITIES
Net loss........................................................................    $ (49)         $ (44)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Increase in accrued interest payable..................................       27             27
          Increase in other liabilities.........................................       22              4
                                                                                -----------     ----------

Net cash used in operating activities...........................................       --            (13)

Cash, beginning of period.......................................................       11             70
                                                                                -----------     ----------

Cash, end of period.............................................................    $  11          $ .57
                                                                                ===========     ==========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
           Interest.............................................................    $  --          $  --
                                                                                ===========     ==========
           Income taxes.........................................................    $   1          $  --
                                                                                ===========     ==========

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- LIQUIDITY AND GOING CONCERN

At March 31, 2002, Lincorp Holdings, Inc. (the "Company") had approximately $176.0 million of principal and accrued interest (the "Indebtedness")
outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue since July 1, 1998. For the three months ended March 31, 2002 and 2001, the total interest waived was approximately $2.7 million for each three month period.

The Company's sources of funds during the period ended March 31, 2002 and to date, have been primarily from its previously existing cash balances and advances from its majority shareholder, Wilmington Capital Management Inc.
("Wilmington"), previously known as Unicorp, Inc. Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

NOTE 2 -- REAL ESTATE OPERATIONS

During the fourth quarter of 1997, the Company made a $0.6 million secured first mortgage loan to Republic Development Co. (the "Republic Mortgage Loan") for the purpose of developing a commercial real estate property. This loan was scheduled to mature May 19, 1998. To finance this loan, the Company borrowed funds from Wilmington. The Wilmington borrowing was in the form of a $602,000 discounted note (the "Wilmington Republic Note") which matured on May 19, 1998 in the amount of $620,000 and was secured by the Republic Mortgage Loan.

The Republic Mortgage Loan was not repaid on May 19, 1998 and in November 1999, the Company foreclosed on the Republic Mortgage Loan and took possession of the land. At December 31, 2000, the Company reduced the carrying value of the land by $311,000 to $300,000 which it believes is the current fair market value of the land. The Company is currently pursuing legal action against Republic Development Co. and the original appraisal firm. The ultimate outcome of this litigation cannot be determined at this time. The Wilmington Republic Note, which matured on May 19, 1998, was not repaid by the Company as its payment was dependent upon collecting the Republic Mortgage Loan. Wilmington has agreed to defer the collection of its note until the land is sold.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND GOING CONCERN

At March 31, 2002, Lincorp Holdings, Inc. (the "Company") had approximately $176.0 million of principal and accrued interest (the "Indebtedness")
outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue since July 1, 1998. For the three months ended March 31, 2002 and 2001, the total interest waived was approximately $2.7 million for each three month period.

The Company's sources of funds during the period ended March 31, 2002 and to date, have been primarily from its previously existing cash balances and advances from its majority shareholder, Unicorp, Inc. Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED MARCH 31, 2002  COMPARED TO THE THREE MONTH ENDED
MARCH 31, 2001

For the three months ended March 31, 2002 the Company had a net loss of $49,000 compared to a $44,000 net loss for the three months ended March 31, 2001.

FINANCIAL POSITION

MATERIAL CHANGES SINCE DECEMBER 31, 2001

There was no significant change in the Company's financial position since December 31, 2001.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments with respect to litigation.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a) At March 31, 2002 Lincorp Holdings, Inc. (the "Company") had approximately $176.0 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

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


                                       LINCORP HOLDINGS, INC.


Dated:  May 6, 2002                    /s/ Jack R. Sauer
                                       -----------------------------------------
                                       Jack R. Sauer
                                       President