Form 10-Q
period 2002-06-30
LINCORP HOLDINGS INC
filed 2002-08-13
CIK 202172

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                 Quarterly Report Under Section 13 or 15 (d) of

                       the Securities Exchange Act of 1934

     For Quarter Ended JUNE 30, 2002        Commission File No. 1-8249



                             LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  23-2161279
----------------------------------       ---------------------------------------
 (State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)


   3900 Park Ave., Suite 102
            Edison, NJ                                   08820
----------------------------------       ---------------------------------------
 (Address of Principal Executive                       (Zip Code)
 Offices)

 Registrant's Telephone Number,
 Including Area Code:                               (732) 494-9455
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

          1,730,559 SHARES OF COMMON STOCK OUTSTANDING AT JULY 17, 2002

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

                             LINCORP HOLDINGS, INC.
                                 BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                                    June 30,             December 31,
                                                                                      2002                   2001
                                                                                ------------------     ------------------
                                                                                   (Unaudited)
ASSETS

Cash........................................................................    $                6     $               11
Investment in real estate...................................................                   300                    300
                                                                                ------------------     ------------------
                                                                                $              306     $              311
                                                                                ==================     ==================

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
     Debt secured by real estate,
         including accrued interest                                             $             620      $             620
     Other borrowed funds, including accrued interest.......................              175,480                175,426
     Other liabilities......................................................                3,969                  3,928
                                                                                ------------------     ------------------
                                                                                          180,069                179,974
                                                                                ------------------     ------------------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding.....................................                    -                      -
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding.....................................                    -                      -
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding..............................                   17                     17
    Capital contributed in excess of par value..............................              153,638                153,638
    Accumulated deficit.....................................................             (333,418)              (333,318)
                                                                                ------------------     ------------------
                                                                                         (179,763)              (179,663)
                                                                                ------------------     ------------------
                                                                                $             306      $             311
                                                                                ==================     ==================

              The accompanying notes are an integral part of these
                              financial statements.

                       LINCORP HOLDINGS, INC.
                      STATEMENTS OF OPERATIONS

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                             UNAUDITED


                                                                                Three Months                        Six Months
                                                                               Ended June 30,                     Ended June 30,
                                                                          ------------------------           ----------------------
                                                                             2002           2001               2002          2001
                                                                          ---------       --------           --------      --------
Expenses:
   Interest expense..................................................     $      31       $     32           $     60      $     62
   General and administrative expenses...............................            20             23                 39            37
                                                                          ---------       --------           --------      --------
          Total expenses.............................................            51             55                 99            99
                                                                          ---------       --------           --------      --------
Loss before income taxes.............................................           (51)           (55)               (99)          (99)

Income taxes.........................................................             -              -                  1             -
                                                                          ---------       --------           --------      --------
Net loss.............................................................     $     (51)      $    (55)          $   (100)     $    (99)
                                                                          =========       ========           ========      ========

Basic loss per share of Common Stock outstanding.....................     $   (0.03)      $  (0.03)          $  (0.06)     $  (0.06)
                                                                          =========       ========           ========      ========

Weighted average shares of Common Stock outstanding..................         1,731          1,731              1,731         1,731
                                                                          =========       ========           ========      ========

              The accompanying notes are an integral part of these
                              financial statements.

                      LINCORP HOLDINGS, INC.
                     STATEMENTS OF CASH FLOWS

                          (IN THOUSANDS)

                             UNAUDITED


                                                                                Three Months                        Six Months
                                                                               Ended June 30,                     Ended June 30,
                                                                          ------------------------           ----------------------
                                                                             2002           2001               2002          2001
                                                                          ---------       --------           --------      --------
OPERATING ACTIVITIES
Net loss.............................................................     $     (51)      $    (55)           $  (100)     $    (99)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Increase in accrued interest payable.......................            27             27                 54            54
          Increase in other liabilities..............................            19              4                 41             8
                                                                          ---------       --------           --------      --------

Net cash used in operating activities................................            (5)           (24)                (5)          (37)

Cash, beginning of period............................................            11             57                 11            70
                                                                          ---------       --------           --------      --------

Cash, end of period..................................................     $       6       $     33           $      6      $     33
                                                                          =========       ========           ========      ========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for:

           Interest..................................................     $       -       $      -           $      -      $      -
                                                                          =========       ========           ========      ========
           Income taxes..............................................     $       -       $      -           $      1      $      -
                                                                          =========       ========           ========      ========

              The accompanying notes are an integral part of these
                              financial statements.

                             LINCORP HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND GOING CONCERN

At June 30, 2002, Lincorp Holdings, Inc. (the "Company") had approximately $176.0 million of principal and accrued interest (the "Indebtedness")
outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue since July 1, 1998. For the six months ended June 30, 2002 and 2001, the total interest waived was approximately $5.4 million for each six month period.

The Company's sources of funds during the period ended June 30, 2002 and to date, have been primarily from its previously existing cash balances and advances from a shareholder, Wilmington Capital Management Inc. ("Wilmington"). Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

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

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND GOING CONCERN

At June 30, 2002, Lincorp Holdings, Inc. (the "Company") had approximately $176.0 million of principal and accrued interest (the "Indebtedness")
outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue since July 1, 1998. For the six months ended June 30, 2002 and 2001, the total interest waived was approximately $5.4 million for each six month period.

The Company's sources of funds during the period ended June 30, 2002 and to date, have been primarily from its previously existing cash balances and advances from its majority shareholder, Wilmington Capital Management Inc. Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

For the six months ended June 30, 2002 and 2001 the Company had a net loss of $.1 million.

FINANCIAL POSITION

MATERIAL CHANGES SINCE DECEMBER 31, 2001

There was no significant change in the Company's financial position since December 31, 2001.

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

              There  have  been  no  material   developments   with  respect  to
litigation.

ITEM 2. CHANGES IN SECURITIES

              Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         (a) At June 30, 2002 Lincorp Holdings, Inc. (the "Company") had approximately $176.0 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

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

                                                          LINCORP HOLDINGS, INC.



Dated:  August 8, 2002                                    /s/ Jack R. Sauer
                                                          ----------------------
                                                              Jack R. Sauer
                                                              President