Form 10-Q
period 2002-09-30
LINCORP HOLDINGS INC
filed 2002-11-14
CIK 202172

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


          Quarterly Report Under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

         For Quarter Ended SEPTEMBER 30, 2002   Commission File No. 1-8249


                             LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    23-2161279
   -------------------------------           -------------------------------
   (State or Other Jurisdiction of           (I.R.S. Employer Identification
   Incorporation or Organization)             Number)


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

        1,730,559 SHARES OF COMMON STOCK OUTSTANDING AT OCTOBER 17, 2002




                                    1 of 17

                             LINCORP HOLDINGS, INC.

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.    FINANCIAL INFORMATION

           Item 1.     Financial Statements

                       Balance Sheets                                       1

                       Statements of Operations                             2

                       Statements of Cash Flows                             3

                       Notes to Financial Statements                        4

           Item 2.     Management's Financial Discussion                    5

           Item 3.     Quantitative and Qualitative Disclosures
                          About Market Risk                                 6

           Item 4.     Evaluation of Disclosure Controls and
                          Procedures                                        6


PART II.   OTHER INFORMATION

           Item 1.     Legal Proceedings                                    7

           Item 3.     Default upon senior securities                       7

           Item 6.     Exhibits and Report on Form 8-K                      7

           SIGNATURES                                                       8

           CERTIFICATIONS                                                 9 - 10


                                    2 of 17

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






                                    3 of 17

PART 1 - FINANCIAL INFORMATION


                             LINCORP HOLDINGS, INC.
                                 BALANCE SHEETS


                                 (IN THOUSANDS)

                                                         September 30,  December 31,
                                                            2002           2001
                                                        ------------   ------------
                                                        (Unaudited)
ASSETS

Cash .................................................    $       9      $      11
Investment in real estate ........................              300            300
                                                          ---------      ---------
                                                          $     309      $     311
                                                          =========      =========

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
     Debt secured by real estate,
         including accrued interest ..................    $     620      $     620
     Other borrowed funds, including accrued interest       175,507        175,426
     Other liabilities ...............................        4,001          3,928
                                                          ---------      ---------
                                                            180,128        179,974
                                                          ---------      ---------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding ..............           --             --
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding ..............           --             --
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding .......           17             17
    Capital contributed in excess of par value .......      153,638        153,638
    Accumulated deficit ..............................     (333,474)      (333,318)
                                                          ---------      ---------
                                                           (179,819)      (179,663)
                                                          ---------      ---------
                                                          $     309      $     311
                                                          =========      =========

   The accompanying notes are an integral part of these financial statements.

                                       1
                                    4 of 17

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS


                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                    UNAUDITED

                                                             Three Months          Nine Months
                                                          Ended September 30,   Ended September 30,
                                                          ------------------    ------------------
                                                            2002      2001       2002       2001
                                                          -------    -------    -------    -------
Expenses:
   Interest expense ...................................   $    31    $    29    $    91    $    91
   General and administrative expenses ................        25         19         64         56
                                                          -------    -------    -------    -------
          Total expenses ..............................        56         48        155        147
                                                          -------    -------    -------    -------

Loss before income taxes ..............................       (56)       (48)      (155)      (147)

Income taxes ..........................................        --         --          1         --
                                                          -------    -------    -------    -------
Net loss ..............................................   $   (56)   $   (48)   $  (156)   $  (147)
                                                          =======    =======    =======    =======

Basic loss per share of Common Stock outstanding ......   $ (0.03)   $ (0.02)   $ (0.09)   $ (0.08)
                                                          =======    =======    =======    =======

Weighted average shares of Common Stock outstanding ...     1,731      1,731      1,731      1,731
                                                          =======    =======    =======    =======

     The accompanying notes are an integral part of these financial statements.







                                       2
                                    5 of 17

                      LINCORP HOLDINGS, INC.
                     STATEMENTS OF CASH FLOWS

                          (IN THOUSANDS)


                             UNAUDITED

                                                          Three Months           Nine Months
                                                       Ended September 30,    Ended September 30,
                                                       -------------------    -------------------
                                                          2002       2001       2002       2001
                                                        -------    -------    -------    -------
OPERATING ACTIVITIES
Net loss ............................................   $   (56)   $   (48)   $  (156)   $  (147)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Increase in accrued interest payable ......        27         27         81         81
          Increase in other liabilities .............        32          3         73         11
                                                        -------    -------    -------    -------
Net cash provided by (used in) operating activities .         3        (18)         2        (55)

Cash, beginning of period ...........................         6         33         11         70
                                                        -------    -------    -------    -------

Cash, end of period .................................   $     9    $    15    $     9    $    15
                                                        =======    =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
           Interest .................................   $    --    $    --    $    --    $    --
                                                        =======    =======    =======    =======
           Income taxes .............................   $    --    $    --    $     1    $    --
                                                        =======    =======    =======    =======










   The accompanying notes are an integral part of these financial statements.


                                       3
                                    6 of 17

                             LINCORP HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY AND GOING CONCERN

At September 30, 2002, Lincorp Holdings, Inc. (the "Company") had approximately $176.1 million of principal and accrued interest (the "Indebtedness")
outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue since July 1, 1998. For the nine months ended September 30, 2002 and 2001, the total interest waived was approximately $8.1 million for each nine month period.

The Company's sources of funds during the period ended September 30, 2002 and to date, have been primarily from its previously existing cash balances and advances from a shareholder, Wilmington Capital Management Inc. ("Wilmington"). Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

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

                                       4
                                    7 of 17

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S FINANCIAL DISCUSSION

LIQUIDITY AND GOING CONCERN

At September 30, 2002, the Company had approximately $176.1 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue since July 1, 1998. For the nine months ended September 30, 2002 and 2001, the total interest waived was approximately $8.1 million for each six month period.

The Company's sources of funds during the period ended September 30, 2002 and to date, have been primarily from its previously existing cash balances and advances from Wilmington Capital Management Inc. Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

For the nine months ended September 30, 2002 and 2001 the Company had a net loss of $156,000 and $147,000, respectively.

FINANCIAL POSITION

Material Changes Since December 31, 2001

There was no significant change in the Company's financial position since December 31, 2001.




                                       5
                                    8 of 17

                         PART I - FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred related to the Company's policies, procedures, controls or risk profile.

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company including Mr. Jack R. Sauer as President and Chief Executive Officer and Mr. Gordon Flatt as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the Securities and Exchange Commission (the "SEC"), disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosured by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of September 30, 2002, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after September 30, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures.







                                        6
                                     9 of 17

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

              There  have  been  no  material   developments   with  respect  to
litigation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a) At September 30, 2002 the Company had approximately $176.1 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS

   99(i) Principal  Executive   Officer  Certification  Pursuant  to  18  U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.


  99(ii) Principal  Financial   Officer   Certification  Pursuant  to  18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.




                                       7
                                    10 of 17

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          LINCORP HOLDINGS, INC.

Dated: October 24, 2002                                   /s/ Jack R. Sauer
                                                          ----------------------
                                                              Jack R. Sauer
                                                              President











                                       8
                                    11 of 17

                                  CERTIFICATION
I, Jack R. Sauer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Lincorp Holdings, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a.   designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c.   presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                       9
                                    12 of 17

6 The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.








OCTOBER 24, 2002                                         /s/ JACK R. SAUER
                                                         -----------------------
                                                             Jack R. Sauer
                                                             President and
                                                         Chief Executive Officer


















                                       10
                                    13 of 17

                                  CERTIFICATION
I, Gordon Flatt, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Lincorp Holdings, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a.   designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c.   presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                                       11
                                    14 of 17

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.









Date: OCTOBER 24, 2002                                  /s/ GORDON FLATT
                                                        ------------------------
                                                            Gordon Flatt
                                                        Chief Financial Officer












                                       12
                                    15 of 17

                                 Exhibit Index

Exhibit                           Description
-------                           -----------

99(i)      Principal  Executive  Officer  Certification  Pursuant  to 18  U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

99(ii)     Principal  Financial  Officer  Certification  Pursuant  to 18  U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.