Form 10-K
period 2002-12-31
LINCORP HOLDINGS INC
filed 2003-04-15
CIK 202172

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ------------------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                          ------------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to______________________

                          Commission file number 1-8547
                                                 ------

                             LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    23-2161279
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

   3900 Park Ave., Suite 102
           Edison, NJ                                     08820
-------------------------------          ---------------------------------------
(Address of Principal Executive                         (Zip Code)
            Offices)

Registrant's Telephone Number,
      Including Area Code:                           (732) 494-9455
-------------------------------          ---------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
Title of each class                                on which registered
-------------------                      ---------------------------------------
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

               Yes |X|                               No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The Company's common stock, which is traded over the counter, had no identifiable transactions during 2002 and through March 21, 2003. Based on the last identifiable common stock transaction, the aggregate market value of the Company's common stock held by non-affiliates of the registrant would be an indeterminate nominal amount. On March 21, 2003, there were 1,730,559 shares of registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

      See Item 14 (c) for a listing of exhibits incorporated by reference.

                             LINCORP HOLDINGS, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

Items 1 and 2.  Business and Properties                                       1

Item 3.         Legal Proceedings                                             2

Item 4.         Submission of Matters to a Vote of Security Holders           3

                                     PART II

Item 5.         Market for Registrants Common Equity and Related
                Stockholder Matters                                           4

Item 6.         Selected Financial Data                                       4

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           6

Item 8.         Financial Statements and Supplementary Data                   7

Item 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                           7

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant            8

Item 11.        Executive Compensation                                       11

Item 12.        Security Ownership of Certain Beneficial Owners
                and Management                                               12

Item 13.        Certain Relationships and Related Transactions               12

                             LINCORP HOLDINGS, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                 PART IV

Item 14.        Exhibits, Financial Statements and Reports on Form 8-K       13

Signatures                                                                   18

Certification of Principal Executive Officer                                 20

Certification of Principal Financial Officer                                 21

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

RECENT DEVELOPMENTS

      On July 23, 2001, Lincorp Holdings, Inc.'s (the "Company") parent company, Wilmington Capital Management Inc. ("Wilmington"), formerly Unicorp Inc., sold 370,000 of the Company's common shares to two unrelated third parties. This transaction reduced Wilmington's common stock ownership in the Company to 916,886 shares or 52.98%.

      At the same time, Wilmington sold its rights and obligations to approximately $168.9 million of the Company's principal and accrued interest outstanding under several of its debt obligations to an unrelated party. Wilmington continues to hold approximately $7.2 million of the Company's debt obligations.

      At December 31, 2002, the Company had approximately $176.1 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

      The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would have otherwise accrued for the twelve months ended December 31, 2002. The total interest waived was approximately $10.9 million.

      The Company's sources of funds during the year ended December 31, 2002, and to date, have been primarily from its previously existing cash balances and advances from Wilmington. Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern. As of December 31, 2002, the Company's stockholders' deficit was $179.9 million.

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

      In 1998, Frazier instituted an action in the Court of Common Pleas of Bucks County, PA asserting vague claims arising from the conveyance of the Bucks Property, which remain pending against the Company. Frazier has asserted claims against the Company and numerous other parties, including approximately 475 homeowners who currently reside on the Bucks Property. Frazier sought to eject the homeowners from their homes and regain possession of the Bucks Property. The Court has dismissed claims against the home-owners. Frazier still seeks damages of $84 million from the Company and from other defendants. In 1999, the Company moved to dismiss the Bucks County action on the grounds plaintiff's claim was time-barred; the Court denied the Company's motion to dismiss, without prejudice to renew such motions at a later date. After taking very little discovery in this case, and after permitting the court-ordered discovery deadline to expire, this year plaintiff attempted to open discovery. Many of the defendants and various non-parties either objected to or moved to quash discovery, and the Court responded by circumscribing plaintiff's right to take additional discovery. The Court has set forth a schedule for the submission of summary judgment and expert reports, and has stated that it expects to schedule the trial in this matter for October of 2003. The Company is vigorously defending the claims that have been asserted in the Bucks County action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded over the counter. During 2002 there were no identifiable stock transactions.

      On March 21, 2003, there were approximately 766 stockholders of record of the Company's Common Stock. There were no dividends paid on the Company's Common Stock in 2002 and 2001.

ITEM 6. SELECTED FINANCIAL DATA

                                                                   YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------
                                                    2002        2001        2000        1999        1998
                                                  -------     -------     -------     -------     -------
                                                                   (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA

Interest income ..............................    $    --     $    --     $    --     $    --     $    34
Interest expense .............................       (120)       (122)       (128)       (109)     (5,595)
Gain on sale of real estate assets ...........         --          --          --          --         135
Other income .................................         --          --          83           3          --
Other expense ................................        (85)        (70)       (401)       (237)       (213)
                                                  -------     -------     -------     -------     -------
Loss before income taxes .....................       (205)       (192)       (446)       (343)     (5,639)
Provision for (refund of) income taxes........         --          --         (11)         (4)         22
                                                  -------     -------     -------     -------     -------
Net loss .....................................    $  (205)    $  (192)    $  (435)    $  (339)    $(5,661)
                                                  =======     =======     =======     =======     =======

                                                                            AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------------------
                                                          2002             2001             2000             1999            1998
                                                      ------------     ------------     ------------     ------------     ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA

Per share amounts
Basic loss per share of common stock
     outstanding .................................    $      (0.12)    $      (0.11)    $      (0.25)    $      (0.20)    $   (3.27)
                                                      ============     ============     ============     ============     =========

Weighted average shares of common stock
     outstanding .................................           1,731            1,731            1,731            1,731         1,731
                                                      ============     ============     ============     ============     =========

BALANCE SHEET DATA

Total assets .....................................    $        305     $        311     $        370     $        652     $     746
                                                      ============     ============     ============     ============     =========

Other borrowed funds, excluding accrued interest .    $     97,154     $     97,154     $     97,154     $     97,154     $  97,154
                                                      ============     ============     ============     ============     =========

Total stockholders' deficit ......................    $   (179,868)    $   (179,663)    $   (179,471)    $   (179,036)    $(178,697)
                                                      ============     ============     ============     ============     =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND GOING CONCERN

      At December 31, 2002, the Company had approximately $176.1 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets. See Note 5 to the Company's Financial Statements.

      During 2002, the Company's debt holders agreed to waive substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue for the twelve months ended December 31, 2002, which was approximately $10.9 million.

      The Company's sources of funds during the year ended December 31, 2002, and to date, have been primarily from its previously existing cash balances and advances from Wilmington. Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern. As of December 31, 2002, the Company's stockholders' deficit was $179.9 million.

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

      For the years ended December 31, 2002 and 2001, the Company had a net loss of $0.2 million.

2001 COMPARED TO 2000

      For the year ended December 31, 2001, the Company had a net loss of $.2 million compared to a net loss of $.4 million for the year ended December 31, 2000.

FINANCIAL POSITION

MATERIAL CHANGES SINCE DECEMBER 31, 2001

      There were no significant changes in the Company's financial position since December 31, 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

a) On March 5, 2003, KPMG LLP ("KPMG") resigned as the independent public accountants for Lincorp Holdings, Inc. (the "Company"). KPMG's reports on the Company's financial statements for each of the years ended December 31, 2001 and 2000 contained a going concern qualification. The going concern qualification was reported because as of December 31, 2001 and 2000 the Company was in default on several of its credit facilities, had approximately $175 million of indebtedness and accrual interest and had a net capital deficiency of approximately $179 million.

      During the year ended December 31, 2001 and 2000 and through March 5, 2003, there were no disagreements with KPMG on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

b) On March 10, 2003, the Company engaged Postlethwaite & Netterville ("P&N") to serve as the Company's independent public accountants for the year ended December 31, 2002. The appointment of P&N was authorized by the Company's Board of Directors.

      During the years ended December 31, 2001 and 2000 and through March 5, 2003, the Company did not consult P&N with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      The term of each director is for one year and thereafter until his successor shall have been elected and qualified. The Company's executive officers are elected by, and serve at the discretion of the Board of Directors.

      The following table sets forth certain information with respect to each director and executive officer of the Company on March 21, 2003.

                                                                                    Service with
Name                          Age           Position with Company                   Company from
----                          ---           ---------------------                   ------------
George S. Mann                70            Chairman of the Board (1)                   1981

Ian G. Cockwell               55            Director (2)                                1994

Ralph V. Marra                65            Director (1)                                1994

Gordon Flatt                  40            Director, Vice President and                1998
                                            Chief Financial Officer (2)

Jack R. Sauer                 50            President                                   1996

----------

(1)   Member of the Executive Committee.
(2)   Member of the Audit Committee.

      George S. Mann has served as Chairman of the Board since 1981, and as President from 1989 through August, 1996. He served as Chairman of the Board of Wilmington from 1983 until June 1990, and served as a Director until July 1998.

      Ian G. Cockwell has been President of Westcliff Management Services Inc. since prior to 1988. He is currently the Chairman of Wilmington. He has been a Director of the Company since November 1994.

      Ralph V. Marra has been Corporate Controller for SSR Realty Advisors, Inc. since April 1998. Prior to that he was Director of Planning with New Plan Reality Inc. from December 1997. From October 1994 through December 1997 he was the Senior Managing Director of Grubb and Ellis Inc.

      Gordon Flatt has been the Managing Director of The Coastal Corporation since June 30, 2002. Prior to that he was President and Chief Investment Officer of The Coastal Group since 1993. From September 1997 to April 2000 Gordon Flatt was an Officer of Unicorp Inc. (new Wilmington). He has been the Vice President and Chief Financial Officer of the Company since December 1998 and a Director since July 2002.

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

DIRECTORS REMUNERATION

      Directors of the Company receive a fee of $600 for actual attendance at each directors' or committee meeting. Where meetings of the Board or committees thereof are held by telephone conference, directors receive a fee of $150. Fees paid to all directors for attendance at the Board and committee meetings during the year ended December 31, 2002, totaled $1,200.

DIRECTORS MEETING AND COMMITTEES

      The Board of Directors of the Company held 4 meetings during the year ended December 31, 2002. During the year, the directors attended between 25% and 75% of the meetings.

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

      The only Committee which held a meeting during the year ended December 31, 2002, was the Audit Committee which held one meeting.

ITEM 11. EXECUTIVE COMPENSATION

      No executive officer of the Company, received any compensation for their services during any of the years ended December 31, 2002, 2001 or 2000. However, in each of 2002, 2001 and 2000, Lincorp Holdings, Inc. paid an unrelated company $24,000 each year for accounting services. The president of that company is also the president of Lincorp Holdings, Inc.

      No compensation committee report or performance graph is included herein because none of the executive officers draws any salary from the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below sets forth information concerning the shares of the Common Stock beneficially owned by the individual directors, all directors and officers of the Company as a group without naming them and each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock as of March 21, 2003. The address of each of the directors is c/o Lincorp Holdings, Inc., 3900 Park Ave., Suite 102, Edison, NJ 08820. The address of Wilmington Capital Management Inc. is P.O. Box 762, Suite 4400, BCE Place, 181 Bay Street, Toronto, Canada M5J 2T3.

                                          Shares of
                                        Common Stock
                                        Beneficially
         Name of                         Owned as of                  Percent of
    Beneficial Owner                    March 21, 2003                  Class
    ----------------                    --------------                ----------

Wilmington Capital
     Management Inc. (1)                    916,886                     52.98%

Ian G. Cockwell (1)                         916,886                     52.98%

All officers and directors                1,216,886                     52.98%
as a group (1)

(1) The stockholdings indicated for Mr. Cockwell are all owned directly by Wilmington Capital Management Inc. Mr. Cockwell disclaims beneficial ownership of all such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Items 1 and 2 - Recent Developments and Real Estate and Mortgage Loan Transactions.

                                     PART IV

ITEM 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            PAGE
                                                                            ----
      (a) (1)  Financial Statements
               Independent Auditors' Report for 2002.....................    F-1
               Independent Auditors' Report for 2001 and 2000............    F-2

               Balance Sheets as of
                 December 31, 2002 and 2001..............................    F-3

               Statements of Operations for the years ended
                 December 31, 2002, 2001, and 2000.......................    F-4

               Statements of Changes in Stockholders' Deficit for the
                 years ended December 31, 2002, 2001, and 2000...........    F-5

               Statements of Cash Flows for the years ended
                 December 31, 2002, 2001 and 2000........................    F-6

               Notes to Financial Statements.............................    F-7

          (2) All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

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

      10.02    Letter Agreement re:  Line of Credit dated November 30,       *
               1989, between Unicorp and the Company (incorporated by reference to Exhibit 10.23 to the Company's Annual
               Report on Form 10-K for the year ended December 31,
               1989).

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

----------

*     Incorporated by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Edison, New Jersey.

Dated: April 11, 2003

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

NAME                             TITLE                                 DATE
----                             -----                                 ----


s/ George S. Mann                Chairman of the                  April 11, 2003
-------------------------        Board of Directors
George S. Mann


s/ Ian G. Cockwell               Director                         April 11, 2003
-------------------------
Ian G. Cockwell


s/ Ralph V. Marra                Director                         April 11, 2003
-------------------------
Ralph V. Marra


s/ Gordon Flatt                  Director                         April 11, 2003
-------------------------
Gordon Flatt


s/ Jack Sauer                    President                        April 11, 2003
-------------------------
Jack Sauer

                                  CERTIFICATION

I, Jack R. Sauer, certify that:

      1. I have reviewed this annual report on Form 10-K of Lincorp Holdings, Inc.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 11, 2003                                   /s/ Jack R. Sauer
                                                       -------------------------
                                                       Jack R. Sauer
                                                       President and
                                                       Chief Executive Officer

                                  CERTIFICATION

I, Gordon Flatt, certify that:

      1. I have reviewed this annual report on Form 10-K of Lincorp Holdings, Inc.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 11, 2003                                  /s/ Gordon Flatt
                                                      --------------------------
                                                      Gordon Flatt
                                                      Chief Financial Officer

                          Independent Auditors' Report

The Board of Directors and Stockholders
Lincorp Holdings, Inc.

We have audited the accompanying balance sheet of Lincorp Holdings, Inc. ("Company") as of December 31, 2002 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Lincorp Holdings, Inc. as of and for the years ended December 31, 2001 and 2000, were audited by other auditors whose report dated March 7, 2002, on those statements included an explanatory paragraph that described the Company's net capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern as discussed in Note 2 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincorp Holdings, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial  statements,  the  Company  is in  default  on  several  of its credit facilities and, at December 31, 2002, has $97.1 million of principal indebtedness, and $78.4 million of accrued and unpaid interest. In addition, the Company has a net capital deficiency of $179.9 million as of December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            Postlethwaite & Netterville

Baton Rouge, Louisiana
April 9, 2003

                          Independent Auditors' Report

The Board of Directors and Stockholders
Lincorp Holdings, Inc.:

We have audited the accompanying balance sheet of Lincorp Holdings, Inc. ("Company") as of December 31, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincorp Holdings, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial  statements,  the  Company  is in  default  on  several  of its credit facilities and, at December 31, 2001, has $97.1 million of principal indebtedness, and $78.3 million of accrued and unpaid interest. In addition, the Company has a net capital deficiency of $179.7 million as of December 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans in regard to these matters are also described in Note 2. The 2001 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               KPMG LLP

New York, New York
March 7, 2002

                             LINCORP HOLDINGS, INC.

                                 BALANCE SHEETS

                                                               December 31,
                                                        -----------------------
                                                           2002          2001
                                                        ---------     ---------
                                                         (dollars in thousands)
ASSETS

Cash ...............................................    $       5     $      11
Investment in real estate ..........................          300           300
                                                        ---------     ---------
                                                        $     305     $     311
                                                        =========     =========

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
   Debt secured by real estate,
       including accrued interest ..................    $     620     $     620
   Other borrowed funds, including accrued interest       175,535       175,426
   Other liabilities ...............................        4,018         3,928
                                                        ---------     ---------
                                                          180,173       179,974
                                                        ---------     ---------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding ............           --            --
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding ............           --            --
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding .....           17            17
    Capital contributed in excess of par value .....      153,638       153,638
    Accumulated deficit ............................     (333,523)     (333,318)
                                                        ---------     ---------
                                                         (179,868)     (179,663)
                                                        ---------     ---------
                                                        $     305     $     311
                                                        =========     =========

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS

                                                            Year ended December 31,
                                                       -------------------------------
                                                         2002        2001        2000
                                                       -------     -------     -------
                                                            (in thousands, except
                                                              per share amounts)
Income:
      Other income ................................    $    --     $    --     $    83
                                                       -------     -------     -------
           Total income ...........................         --          --          83
                                                       -------     -------     -------

Expense:
      Interest expense ............................        120         122         128
      Write-down real estate asset ................         --          --         311
      General and administrative expense ..........         85          70          90
                                                       -------     -------     -------
           Total expense ..........................        205         192         529
                                                       -------     -------     -------

Loss before income taxes ..........................       (205)       (192)       (446)

Refund of income taxes ............................         --          --         (11)
                                                       -------     -------     -------

Net loss ..........................................    $  (205)    $  (192)    $  (435)
                                                       =======     =======     =======

Basic loss per share of common stock outstanding ..    $ (0.12)    $ (0.11)    $ (0.25)
                                                       =======     =======     =======

Weighted average shares of common stock outstanding      1,731       1,731       1,731
                                                       =======     =======     =======

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                        Capital
                                                      contributed
                                         Common        in excess     Accumulated
                                          stock       of par value     deficit
                                        ---------     ------------   -----------
                                                (dollars in thousands)
Balances, December 31, 1999 ......      $      17      $ 153,638      $(332,691)

    Net loss .....................             --             --           (435)
                                        ---------      ---------      ---------

Balances, December 31, 2000 ......             17        153,638       (333,126)

    Net loss .....................             --             --           (192)
                                        ---------      ---------      ---------

Balances, December 31, 2001 ......             17        153,638       (333,318)

    Net loss .....................             --             --           (205)
                                        ---------      ---------      ---------

Balances, December 31, 2002 ......      $      17      $ 153,638      $(333,523)
                                        =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                 Year ended December 31,
                                                              ---------------------------
                                                               2002       2001       2000
                                                              -----      -----      -----
                                                                 (dollars in thousands)
OPERATING ACTIVITIES
Net loss ................................................     $(205)     $(192)     $(435)
Adjustments to reconcile net loss to net cash
    provided by  (used in) operating activities:
      Write-down real estate asset ......................        --         --        311
      Increase in other liabilities .....................        90         24         44
      Increase in interest payable ......................       109        109        109
                                                              -----      -----      -----
      Net cash (used in) provided by operating activities        (6)       (59)        29
                                                              -----      -----      -----

Net (decrease) increase in cash .........................        (6)       (59)        29

Cash, beginning of year .................................        11         70         41
                                                              -----      -----      -----

Cash, end of year .......................................     $   5      $  11      $  70
                                                              =====      =====      =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
      Income taxes ......................................     $  --      $  --      $  --
                                                              =====      =====      =====

      Interest Expenses .................................     $  --      $  --      $  --
                                                              =====      =====      =====

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - CHANGE IN OWNERSHIP AND DEBT HOLDERS

      On July 23, 2001, Lincorp Holdings, Inc.'s (the "Company") parent company, Wilmington Capital Management Inc. ("Wilmington"), formerly Unicorp Inc., sold 370,000 of the Company's common shares to two unrelated third parties. This transaction reduced Wilmington's common stock ownership in the Company to 916,886 shares or 52.98%.

      At the same, Wilmington sold its rights and obligations to approximately $168.9 million of the Company's principal and accrued interest outstanding under several of its debt obligations to an unrelated party. Wilmington continues to hold approximately $7.2 million of the Company's debt obligations.

NOTE 2 - LIQUIDITY AND GOING CONCERN

      At December 31, 2002, the Company had approximately $176.1 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

      During 2000, 2001 and 2002, the Company's debt holders agreed to waive substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue for these years. For each of the three years ended December 31, 2002 the interest waived was approximately $10.9 million per year.

      The Company's sources of funds during the year ended December 31, 2002, and to date, have been primarily from its previously existing cash balances and advances from Wilmington. Unless the Company's debt holders continue to defer realizing on the pledged collateral, the Company will be unable to continue as a going concern.

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

                             LINCORP HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

NOTE 5 - OTHER BORROWED FUNDS

      The Company's other borrowed funds are as follows:

                                                                December 31,
                                                         -----------------------
                                                           2002            2001
                                                         --------       --------
                                                          (dollars in thousands)
PRINCIPAL

Senior secured revolving credit facility (a) .....       $ 10,261       $ 10,261
Subordinated term loan (b) .......................         65,000         65,000
Junior line of credit (c) ........................         20,494         20,494
MSLL Note (d) ....................................          1,399          1,399
                                                         --------       --------
                                                           97,154         97,154
Accrued interest .................................         78,381         78,272
                                                         --------       --------
                                                         $175,535       $175,426
                                                         ========       ========

                             LINCORP HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(a) This debt facility, of which $2.5 million is held by Wilmington, expired in August 1991 and the Company has made no interest payments on this facility since its expiration.

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

(d) This note with Wilmington matures June 30, 2005, and has an interest rate of 6.38%.

      During 2002 and 2001, the weighted average amount of total principal debt outstanding was $97.2 million. There is no weighted average interest cost for 2002 and 2001 due to the debt holders waiver of interest discussed in
      Note 2. The maximum amount of borrowed principal funds outstanding at any one time during 2002 and 2001 was approximately $97.2 million.

      SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" requires entities to disclose the fair value of on and off-balance sheet financial instruments. In view of the financial position of the Company at December 31, 2002, management has determined it is not practicable to estimate the fair value of debt and other borrowed funds.

NOTE 6 - INCOME TAXES

      Set forth below is an analysis of the Company's refund for income taxes for the years ended December 31, 2002, 2001 and 2000.

                                               2002         2001         2000
                                             --------     --------     --------
                                                    (dollars in thousands)

Current provision (refund):
     State and local income taxes .....      $     --     $     --     $    (11)
                                             ========     ========     ========

                             LINCORP HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

      A reconciliation of the total benefit for income taxes to amounts computed by applying the federal tax rate to the net loss is as follows:

                                                 2002         2001         2000
                                                -----        -----        -----
                                                     (dollars in thousands)

Computed at statutory rate ..............       $ (72)       $ (67)       $(152)
State and local income tax benefit ......          (2)          (2)          (4)
Change in valuation allowance ...........          74           69          145
                                                -----        -----        -----

Refund of income taxes ..................       $  --        $  --        $ (11)
                                                =====        =====        =====

      The Company records deferred income taxes on the tax effect of changes in temporary differences. Deferred tax assets are subject to a valuation allowance if their realization is less than 50% probable. The accompanying balance sheets reflect no deferred tax assets or liabilities as of December 31, 2002 and 2001.

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

                             LINCORP HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS

dismissed for failure to join an indispensable party. The appellate court squashed Frazier's appeal of that dismissal as premature until judgment is entered in the FRAZIER V. ESTATE OF WRIGHT case.

      In 1998, Frazier instituted an action in the Court of Common Pleas of Bucks County, PA asserting vague claims arising from the conveyance of the Bucks Property, which remain pending against the Company. Frazier has asserted claims against the Company and numerous other parties, including approximately 475 homeowners who currently reside on the Bucks Property. Frazier sought to eject the homeowners from their homes and regain possession of the Bucks Property. The Court has dismissed claims against the home-owners. Frazier still seeks damages of $84 million from the Company and from other defendants. In 1999, the Company moved to dismiss the Bucks County action on the grounds plaintiff's claim was time-barred; the Court denied the Company's motion to dismiss, without prejudice to renew such motions at a later date. After taking very little discovery in this case, and after permitting the court-ordered discovery deadline to expire, this year plaintiff attempted to open discovery. Many of the defendants and various non-parties either objected to or moved to quash discovery, and the Court responded by circumscribing plaintiff's right to take additional discovery. The Court has set forth a schedule for the submission of summary judgment and expert reports, and has stated that it expects to schedule the trial in this matter for October of 2003. The Company is vigorously defending the claims that have been asserted in the Bucks County action.

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