Form 10-Q
period 2003-03-31
LINCORP HOLDINGS INC
filed 2003-05-15
CIK 202172

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

   Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934

For Quarter Ended MARCH 31, 2003                      Commission File No. 1-8249


                             LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     23-2161279
--------------------------------         ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

  3900 Park Ave., Suite 102
         Edison, NJ                                       08820
--------------------------------         ---------------------------------------
(Address of Principal Executive                        (Zip Code)
Offices)

Registrant's Telephone Number,
Including Area Code:                             (732) 494-9455
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

         1,730,559 SHARES OF COMMON STOCK OUTSTANDING AT APRIL 30, 2003

                             LINCORP HOLDINGS, INC.

                                     INDEX


                                                                           Page
                                                                           ----

PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Balance Sheets                                         1

                     Statements of Operations                               2

                     Statements of Cash Flows                               3

                     Notes to Financial Statements                          4

           Item 2.   Management's Financial Discussion                      6

           Item 3.   Quantitative and Qualitative Disclosures
                        About Market Risk                                   7

           Item 4.   Evaluation of Disclosure Controls and
                        Procedures                                          7


PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings                                      8

           Item 3.   Default upon senior securities                         8

           Item 6.   Exhibits and Report on Form 8-K                        8

                     SIGNATURES                                             9

                     CERTIFICATIONS                                      10 - 11

EXHIBITS                                                                 12 - 13

                         PART 1. FINANCIAL INFORMATION

                             LINCORP HOLDINGS, INC.
                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                   March 31,        December 31,
                                                                     2003               2002
                                                                -------------      -------------
                                                                 (Unaudited)
ASSETS

Cash.........................................................   $          66      $           5
Investment in real estate....................................             300                300
                                                                -------------      -------------
                                                                $         366      $         305
                                                                =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Debt secured by real estate,
    including accrued interest...............................   $         620      $         620
  Other borrowed funds, including accrued interest...........         175,562            175,535
  Other liabilities..........................................           4,118              4,018
                                                                -------------      -------------
                                                                      180,300            180,173
                                                                -------------      -------------

Commitments and contingent liabilities

Stockholders' deficit:
  Preferred stock, Series A;
    200 shares authorized;
    no shares issued and outstanding.........................              --                 --
  Preferred stock, $.01 par value;
    10,000 shares authorized;
    no shares issued and outstanding.........................              --                 --
  Common stock, $.01 par value;
    1,990,000 shares authorized;
    1,730,559 shares issued and outstanding..................              17                 17
  Capital contributed in excess of par value.................         153,638            153,638
  Accumulated deficit........................................        (333,589)          (333,523)
                                                                -------------      -------------
                                                                     (179,934)          (179,868)
                                                                -------------      -------------
                                                                $         366      $         305
                                                                =============      =============

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   UNAUDITED

                                                                    Three Months
                                                                   Ended March 31,
                                                              ---------------------------
                                                                 2003             2002
                                                              ----------       ----------

Expenses:
  Interest expense ........................................   $       27       $       29
  General and administrative expenses .....................           39               19
                                                              ----------       ----------
      Total expenses ......................................           66               48
                                                              ----------       ----------

Loss before income taxes...................................          (66)             (48)

Income taxes ..............................................           --               --

                                                              ----------       ----------
Net loss ..................................................   $      (66)      $      (48)
                                                              ==========       ==========

Basic loss per share of Common Stock outstanding ..........   $    (0.04)      $    (0.03)
                                                              ==========       ==========

Weighted average shares of Common Stock outstanding .......        1,731            1,731
                                                              ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   UNAUDITED

                                                                    Three Months
                                                                   Ended March 31,
                                                              ---------------------------
                                                                 2003             2002
                                                              ----------       ----------

OPERATING ACTIVITIES
Net loss .................................................    $     (66)       $     (49)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Increase in accrued interest payable .................           27               27
    Increase in other liabilities ........................          100               22
                                                              ---------        ---------

Net cash provided by (used in) operating activities ......           61               --

Cash, beginning of period ................................            5               11
                                                              ---------        ---------

Cash, end of period ......................................    $      66        $      11
                                                              ---------        ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest .............................................    $      --        $      --
                                                              =========        =========
    Income taxes .........................................    $      --        $      --
                                                              =========        =========



   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The balance  sheet of Lincorp  Holdings,  Inc.  (the  "Company") as of March 31,
2003, and the related statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002, presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. The balance sheet as of December 31, 2002 was derived from the Company's audited December 31, 2002 balance sheet. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual audited financial statements and notes. These financial statements should be read in conjunction with the annual audited financial statements of the Company and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Form 10-K for the fiscal year ended December 31, 2002.

NOTE 2 - LIQUIDITY AND GOING CONCERN

At March 31, 2003, the Company had approximately $176.2 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue since July 1, 1998. For the three months ended March 31, 2003 and 2002, the total interest waived was approximately $2.7 million for each three month period.

The Company's sources of funds during the period ended March 31, 2003 and to date, have been primarily from its previously existing cash balances and advances from the two majority shareholders. Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

                             LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - REAL ESTATE OPERATIONS

During the fourth quarter of 1997, the Company made a $0.6 million secured first mortgage loan to Republic Development Co. (the "Republic Mortgage Loan") for the purpose of developing a commercial real estate property. This loan was scheduled to mature May 19, 1998. To finance this loan, the Company borrowed funds from Wilmington Capital Management Inc. ("Wilmington"). The Wilmington borrowing was in the form of a $602,000 discounted note (the "Wilmington Republic Note") which matured on May 19, 1998 in the amount of $620,000 and was secured by the Republic Mortgage Loan.

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

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S FINANCIAL DISCUSSION

LIQUIDITY AND GOING CONCERN

At March 31, 2003, the Company had approximately $176.2 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue since July 1, 1998. For the three months ended March 31, 2003 and 2002, the total interest waived was approximately $2.7 million for each three month period.

The Company's sources of funds during the period ended March 31, 2003 and to date, have been primarily from its previously existing cash balances and advances from the two majority shareholders. Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

For the three months ended March 31, 2003 the Company had a net loss of $66,000 and for the three months ended March 31, 2002 the Company had a net loss of $49,000.

FINANCIAL POSITION

MATERIAL CHANGES SINCE DECEMBER 31, 2002

There was no significant change in the Company's financial position since December 31, 2002.

                         PART I - FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred related to the Company's policies, procedures, controls or risk profile.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company including Mr. Jack R. Sauer as President and Chief Executive Officer and Mr. Gordon Flatt as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the Securities and Exchange Commission (the "SEC"), disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosured by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of March 31, 2003, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after March 31, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        There have been no material developments with respect to litigation.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     (a) At March 31, 2003 the Company had approximately $176.2 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.


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




                                  LINCORP HOLDINGS, INC.


Dated: May 12, 2003              /s/ Jack R. Sauer
                                 ------------------------
                                     Jack R. Sauer
                                     President

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



Date:  May 12, 2003                                  /s/ Jack R. Sauer
                                                     -----------------
                                                     Jack R. Sauer
                                                     President and
                                                     Chief Executive Officer

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

Date: May 12, 2003                                /s/ Gordon Flatt
                                                  ----------------
                                                  Gordon Flatt
                                                  Chief Financial Officer