Form 10-Q
period 2003-06-30
LINCORP HOLDINGS INC
filed 2003-07-30
CIK 202172

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


          Quarterly Report Under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

      For Quarter Ended JUNE 30, 2003           Commission File No. 1-8249


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


          1,730,559 SHARES OF COMMON STOCK OUTSTANDING AT JULY 21, 2003

                             LINCORP HOLDINGS, INC.

                                      INDEX



                                                                           PAGE
                                                                           ----

PART I.     FINANCIAL INFORMATION


            Item 1.  Financial Statements

                     Balance Sheets                                         1

                     Statements of Operations                               2

                     Statemenst of Cash Flows                               3

                     Notes to Financial Statements                          4

            Item 2.  Management's Financial Discussion                      6

            Item 3.  Quantitative and Qualitative Disclosures
                        About Market Risk                                   7

            Item 4.  Evaluation of Disclosure Controls and
                        Procedures                                          7




PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                      8

            Item 3.  Default upon senior securities                         8

            Item 6.  Exhibits and Report on Form 8-K                        8

            SIGNATURES                                                      9

            CERTIFICATIONS                                               10 - 11

EXHIBITS                                                                 12 - 13

                         PART 1 - FINANCIAL INFORMATION


                             LINCORP HOLDINGS, INC.
                                 BALANCE SHEETS


                                 (IN THOUSANDS)

                                                        June 30,    December 31,
                                                          2003         2002
                                                       ----------   ------------
                                                      (Unaudited)

ASSETS

Cash ................................................  $       23    $        5
Investment in real estate ...........................         300           300
                                                       ----------    ----------
                                                       $      323    $      305
                                                       ==========    ==========

LIABILITIES  AND  STOCKHOLDERS'  DEFICIT

Liabilities:
     Debt secured by real estate,
         including accrued interest .................  $      620    $      620
     Other borrowed funds, including accrued interest     175,589       175,535
     Other liabilities ..............................       4,118         4,018
                                                       ----------    ----------
                                                          180,327       180,173
                                                       ----------    ----------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding .............          --            --
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding .............          --            --
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding ......          17            17
    Capital contributed in excess of par value ......     153,638       153,638
    Accumulated deficit .............................    (333,659)     (333,523)
                                                       ----------    ----------
                                                         (180,004)     (179,868)
                                                       ----------    ----------
                                                       $      323    $      305
                                                       ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS


                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    UNAUDITED


                                                         Three Months           Six Months
                                                        Ended June 30,        Ended June 30,
                                                     -------------------    ------------------
                                                        2003      2002        2003      2002
                                                     --------    -------    -------    -------
Expenses:
   Interest expense ...............................  $     27    $    31   $     54    $    60
   General and administrative expenses ............        42         20         81         39
                                                     --------    -------   --------    -------
        Total expenses ............................        69         51        135         99
                                                     --------    -------   --------    -------

Loss before income taxes ..........................       (69)       (51)      (135)       (99)

Income taxes ......................................         1         --          1          1
                                                     --------    -------   --------    -------

Net loss ..........................................  $   (70)    $   (51)  $   (136)   $  (100)
                                                     =======     =======   ========    =======

Basic loss per share of Common Stock outstanding ..  $  (0.04)   $ (0.03)  $  (0.08)   $ (0.06)
                                                     ========    =======   ========    =======

Weighted average shares of Common Stock outstanding     1,731      1,731      1,731      1,731
                                                     ========    =======   ========    =======


     The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                    UNAUDITED

                                                           Three Months           Six Months
                                                          Ended June 30,         Ended June 30,
                                                        ------------------    ------------------
                                                          2003       2002       2003      2002
                                                        -------    -------    -------    -------
OPERATING ACTIVITIES
Net loss ............................................   $   (70)   $   (51)   $  (136)   $  (100)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Increase in accrued interest payable ..........        27         27         54         54
      Increase in other liabilities .................        --         19        100         41
                                                        -------    -------    -------    -------

Net cash provided by (used in) operating activities .       (43)        (5)        18         (5)

Cash, beginning of period ...........................        66         11          5         11
                                                        -------    -------    -------    -------

Cash, end of period .................................   $    23    $     6    $    23    $     6
                                                        =======    =======    =======    =======

  SUPPLEMENTAL  DISCLOSURE OF CASH FLOW  INFORMATION
  Cash paid during the period for:

      Interest ......................................   $    --    $    --    $    --    $    --
                                                        =======    =======    =======    =======
      Income taxes ..................................   $     1    $     1    $     1    $     1
                                                        =======    =======    =======    =======




    The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The balance sheet of Lincorp Holdings, Inc. (the "Company") as of June 30, 2003, and the related statements of operations and cash flows for the six-month periods ended June 30, 2003 and 2002, presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. The balance sheet as of December 31, 2002 was derived from the Company's audited December 31, 2002 balance sheet. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

At June 30, 2003, the Company had approximately $176.2 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue since July 1, 1998. For the six months ended June 30, 2003 and 2002, the total interest waived was approximately $5.4 million for each six month period.

The Company's sources of funds during the period ended June 30, 2003 and to date, have been primarily from its previously existing cash balances and advances from the two majority shareholders. Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

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

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S FINANCIAL DISCUSSION

LIQUIDITY AND GOING CONCERN

At June 30, 2003, the Company had approximately $176.2 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue since July 1, 1998. For the six months ended June 30, 2003 and 2002, the total interest waived was approximately $5.4 million for each six month period.

The Company's sources of funds during the period ended June 30, 2003 and to date, have been primarily from its previously existing cash balances and advances from the two majority shareholders. Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

For the six months ended June 30, 2003 the Company had a net loss of $136,000 and for the six months ended June 30, 2002 the Company had a net loss of $100,000.

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

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company including Mr. Jack R. Sauer as President and Chief Executive Officer and Mr. Gordon Flatt as Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the Securities and Exchange Commission (the "SEC"), disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosured by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of June 30, 2003, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after June 30, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments with respect to litigation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      (a) At June 30, 2003 the Company had approximately $176.2 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.


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







                                                          LINCORP HOLDINGS, INC.

Dated:  July 28, 2003                                     /s/ JACK R. SAUER
                                                          ----------------------
                                                              Jack R. Sauer
                                                              President

                                  CERTIFICATION

I, Jack R. Sauer, certify that:

      1. I have reviewed this "Quarterly Report" on Form 10-Q of Lincorp Holdings, Inc. for the quarter ended June 30, 2003.

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

          a.  evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

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

Date:  July 28, 2003                               /s/ JACK R. SAUER
                                                   -----------------
                                                   Jack R. Sauer
                                                   President and
                                                   Chief Executive Officer


A signed original of this written statement required by Section 906 has been provided to Lincorp Holdings, Inc. and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                  CERTIFICATION

I, Gordon Flatt, certify that:

      1. I have reviewed this "Quarterly Report" on Form 10-Q of Lincorp Holdings, Inc. for the quarter ended June 30, 2003.

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

          a.  evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

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

Date:  July 28, 2003                               /s/ GORDON FLATT
                                                   ----------------
                                                   Gordon Flatt
                                                   Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to Lincorp Holdings, Inc. and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.