Form 10-Q
period 2003-09-30
LINCORP HOLDINGS INC
filed 2003-11-14
CIK 202172

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
                                  Act of 1934

         For Quarter Ended SEPTEMBER 30, 2003 Commission File No. 1-8249


                             LINCORP HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                  23-2161279
-----------------------------------      ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)


  3900 Park Ave., Suite 102
        Edison, NJ                                       08820
-----------------------------------      ---------------------------------------
(Address of Principal Executive                       (Zip Code)
 Offices)


Registrant's Telephone Number,
Including Area Code:                                 (732) 494-9455
-----------------------------------      ---------------------------------------




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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

                  Yes                       No  X
                      ---                      ---

Indicate the number of shares outstanding or each of the issuer's classes of common stock, as of the latest practicable date.


        1,730,559 SHARES OF COMMON STOCK OUTSTANDING AT OCTOBER 10, 2003

                             LINCORP HOLDINGS, INC.

                                      INDEX


PART 1.       FINANCIAL INFORMATION                                         PAGE
                                                                            ----

              Item 1.    Financial Statements
                         Balance Sheets                                      1
                         Statements of Operations                            2
                         Statements of Cash Flows                            3
                         Notes to Financial Statements                       4

              Item 2     Management's Financial Discussion                   6
              Item 3.    Quantitative and Qualitative Disclosures            7
                              About Market Risk
              Item 4.    Evaluation of Disclosure Controls and Procedures    7



PART II.      OTHER INFORMATION

              Item 1.    Legal Proceedings                                   8
              Item 3.    Default upon senior securities                      8
              Item 6.    Exhibits and Report on Form 8-K                     8
              SIGNATURE                                                      9

              EXHIBIT INDEX                                                 10

                         PART 1 - FINANCIAL INFORMATION

                             LINCORP HOLDINGS, INC.
                                 BALANCE SHEETS

                                 (IN THOUSANDS)


                                                               September 30,   December 31,
                                                                   2003            2002
                                                                -----------    -----------
                                                                (Unaudited)
ASSETS

Cash ........................................................   $         1    $         5
Investment in real estate ...................................           300            300
                                                                -----------    -----------
                                                                $       301    $       305
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
     Debt secured by real estate,
         including accrued interest .........................   $       620    $       620
     Other borrowed funds, including accrued interest .......       175,607        175,535
     Other liabilities ......................................         4,141          4,018
                                                                -----------    -----------
                                                                    180,368        180,173
                                                                -----------    -----------

Commitments and contingent liabilities

Stockholders' deficit:
    Preferred stock, Series A;
       200 shares authorized;
       no shares issued and outstanding .....................            --             --
    Preferred stock, $.01 par value;
       10,000 shares authorized;
       no shares issued and outstanding .....................            --             --
    Common stock, $.01 par value;
       1,990,000 shares authorized;
       1,730,559 shares issued and outstanding ..............            17             17
    Capital contributed in excess of par value ..............       153,638        153,638
    Accumulated deficit .....................................      (333,722)      (333,523)
                                                                -----------    -----------
                                                                   (180,067)      (179,868)
                                                                -----------    -----------
                                                                $       301    $       305
                                                                ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    UNAUDITED


                                                           Three Months               Nine Months
                                                        Ended September 30,       Ended September 30,
                                                      ----------------------    ----------------------
                                                         2003         2002         2003        2002
                                                      ---------    ---------    ---------    ---------
Expenses:
   Interest expense ...............................   $      28    $      31    $      82    $      91
   General and administrative expenses ............          35           25          116           64
                                                      ---------    ---------    ---------    ---------
          Total expenses ..........................          63           56          198          155
                                                      ---------    ---------    ---------    ---------

Loss before income taxes ..........................         (63)         (56)        (198)        (155)

Income taxes ......................................           1           --            1            1
                                                      ---------    ---------    ---------    ---------

Net loss ..........................................   $     (64)   $     (56)   $    (199)   $    (156)
                                                      =========    =========    =========    =========

Basic loss per share of Common Stock outstanding ..   $   (0.04)   $   (0.03)   $   (0.11)   $   (0.09)
                                                      =========    =========    =========    =========

Weighted average shares of Common Stock outstanding       1,731        1,731        1,731        1,731
                                                      =========    =========    =========    =========





   The accompanying notes are an integral part of these financial statements.

                      LINCORP HOLDINGS, INC.
                     STATEMENTS OF CASH FLOWS

                          (IN THOUSANDS)

                             UNAUDITED

                                                                Three Months                    Nine Months
                                                            Ended September 30,             Ended September 30,
                                                        ---------------------------     ---------------------------
                                                            2003           2002            2003            2002
                                                        -----------     -----------     -----------     -----------
OPERATING ACTIVITIES
Net loss ............................................   $       (64)    $       (56)    $      (199)    $      (156)
                                                        -----------     -----------     -----------     -----------
Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Increase in accrued interest payable ......            18              27              72              81
          Increase in other liabilities .............            24              32             123              73
                                                        -----------     -----------     -----------     -----------

Net cash provided by (used in) operating activities .           (22)              3              (4)             (2)

Cash, beginning of period ...........................            23               6               5              11
                                                        -----------     -----------     -----------     -----------

Cash, end of period .................................   $         1     $         9     $         1     $         9
                                                        ===========     ===========     ===========     ===========

  SUPPLEMENTAL  DISCLOSURE OF CASH FLOW  INFORMATION
  Cash paid during the period for:
            Interest ................................   $        --     $        --     $        --     $        --
            Income taxes ............................   $         1     $        --     $         1     $         1








   The accompanying notes are an integral part of these financial statements.

                             LINCORP HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The balance sheet of Lincorp Holdings, Inc. (the "Company") as of September 30, 2003, and the related statements of operations and cash flows for the nine-month periods ended September 30, 2003 and 2002, presented in this Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. The balance sheet as of December 31, 2002 was derived from the Company's audited December 31, 2002 balance sheet. Interim results are not necessarily indicative of results for a full year.

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

NOTE 2 - LIQUIDITY AND GOING CONCERN

At September 30, 2003, the Company had approximately $176.2 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue since July 1, 1998. For the nine months ended September 30, 2003 and 2002, the total interest waived was approximately $5.4 million for each nine month period.

The Company's sources of funds during the period ended September 30, 2003 and to date, have been primarily from its previously existing cash balances and advances from the two majority shareholders. Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

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

                         PART I - FINANCIAL INFORMATION

ITEM 2.       MANAGEMENT'S FINANCIAL DISCUSSION

LIQUIDITY AND GOING CONCERN

At September 30, 2003, the Company had approximately $176.2 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.

The Company's debt holders have waived substantially all interest owing by the Company on its Indebtedness to them that would otherwise accrue since July 1, 1998. For the nine months ended September 30, 2003 and 2002, the total interest waived was approximately $5.4 million for each six month period.

The Company's sources of funds during the period ended September 30, 2003 and to date, have been primarily from its previously existing cash balances and advances from the two majority shareholders. Unless the Company's debt holders continue to defer in realizing on the pledged collateral, the Company will be unable to continue as a going concern.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

For the nine months ended September 30, 2003 the Company had a net loss of $199,000 and for the nine months ended September 30, 2002 the Company had a net loss of $156,000.


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


ITEM 4.       EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of the Company including Mr. Gordon Flatt as President, Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the Securities and Exchange Commission (the "SEC"), disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosured by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, it was determined that such controls and procedures were effective as of September 30, 2003, the date of the conclusion of the evaluation.

Further, there were no significant changes in the internal controls or in other factors that could significantly affect these controls after September 30, 2003, the date of the conclusion of the evaluation of disclosure controls and procedures.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

There have been no material developments with respect to litigation.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

(a) At September 30, 2003 the Company had approximately $176.2 million of principal and accrued interest (the "Indebtedness") outstanding under its various debt obligations. The Company is in payment default under several of the debt obligations comprising the Indebtedness. The Indebtedness is secured by a senior security interest in all of the Company's assets.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. EXHIBITS
            --------

            31   Certification   of  the  Chief  Executive   Officer  and  Chief
                 Financial Officer pursuant to Rule 13A-14(a)/ 15D-14(a) of the Securities Exchange Act of 1934.

            32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

         B. REPORTS ON 8-K
            --------------

            NONE

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         LINCORP HOLDINGS, INC.



Dated: November 13, 2003                 /s/ GORDON FLATT
                                         ---------------------------------------
                                         Gordon Flatt
                                         President, Chief Executive Officer
                                         and Chief Financial Officer

                                  EXHIBIT INDEX

31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13A-14(a) / 15D-14(a)

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes - Oxley Act of 2002.